Form 10-Q
period 1994-04-30
FURON CO
filed 1994-06-02
CIK 37755

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ___________________________

                                   FORM 10-Q


/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1994

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-8088

                                 FURON COMPANY
             (Exact name of registrant as specified in its charter)


              California                                  95-1947155
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


         29982 Ivy Glenn Drive
           Laguna Niguel, CA                                92677
- - ---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (714) 831-5350


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes   X     No
                                     -----      -----


  Number of shares of common stock outstanding as of April 30, 1994: 8,664,822

                                 FURON COMPANY



                                     INDEX



                                     PART I


                                                                          PAGE NO.
                                                                          --------
Financial Statements

         Condensed Consolidated Balance Sheets
                 April 30, 1994 and January 29, 1994                         3-4

         Condensed Consolidated Statements of Income
                 Three months ended April 30, 1994 and May 1,1993             5

         Condensed Consolidated Statements of Cash Flows
                 Three months ended April 30, 1994 and May 1, 1993            6

         Notes to Condensed Consolidated Financial Statements                7-9


Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10-12





                                    PART II



Other Information                                                             13

Exhibit 10.12                                                                 14
Exhibit 11                                                                    28

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)

                                                             April 30,      January 29,
In thousands                                                   1994            1994
- - ---------------------------------------------------------------------------------------
Current assets:

         Cash and cash equivalents                           $ 13,159         $ 18,483

         Accounts receivable, less allowance for
         doubtful account of $695 at April 30, 1994
         and $632 at January 29, 1994.                         40,617           38,085

         Inventories                                           27,084           26,279

         Deferred tax benefit                                   8,911            9,154

         Prepaid expenses and other assets                      6,432            5,836
                                                             --------         --------

Total current assets                                           96,203           97,837

Property, plant & equipment, at cost:

         Land                                                     450              448
         Buildings and leasehold improvements                  13,170           13,048
         Machinery and equipment                               89,731           87,599
                                                             --------         --------

                                                              103,351          101,095

         Less accumulated depreciation and amortization       (54,764)         (52,664)
                                                             --------         --------

Net property, plant and equipment                              48,587           48,431

Intangible assets at cost less accumulated
amortization of $21,155 at April 30, 1994
and $20,308  at January 29, 1994.                              20,515           21,359

Other assets                                                    7,664            7,597
                                                             --------         --------

         Total assets                                        $172,969         $175,224
                                                             ========         ========


See accompanying notes.

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                           April 30,   January 29,
In thousands, except share amounts                           1994         1994
- - ----------------------------------------------------------------------------------
Current liabilities:

         Accounts payable                                  $ 15,509      $ 15,465

         Salaries, wages and related benefits payable         7,784        10,073

         Current portion of long-term debt                    6,509         6,013

         Accrued restructuring charges                        4,643         4,832

         Income taxes payable                                 3,747         4,474

         Other current liabilities                            7,994         8,436
                                                           --------      --------

Total current liabilities                                    46,186        49,293

Long-term debt due after one year                            18,750        20,750

Other long-term liabilities                                  15,413        14,950

Deferred taxes                                                9,388         9,416

Commitments and contingencies

Stockholders' equity

    Capital stock:

         Preferred stock without par value,
           2,000,000 shares authorized, none
           issued or outstanding                                 -              -

         Common stock without par value,
           15,000,000 shares authorized,
           8,664,822 shares issued and
           outstanding at April 30, 1994 and
           8,625,706 at January 29, 1994.                    35,450        35,320

    Foreign currency translation adjustment                    (784)       (1,034)

    Loan to ESOP                                             (2,688)       (2,688)

    Unearned compensation                                      (565)         (709)

    Retained earnings                                        51,819        49,926
                                                           --------      --------

Total stockholders' equity                                   83,232        80,815
                                                           --------      --------

                                                           $172,969      $175,224
                                                           ========      ========

See accompanying notes.

                                 FURON COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                  Three months ended
                                                 ---------------------
                                                 April 30,      May 1,
In thousands, except per share amounts             1994          1993
- - -----------------------------------------------------------------------
Net sales                                         $74,960       $77,173

Cost of sales                                      53,000        56,078
                                                  -------       -------

Gross profit                                       21,960        21,095

Selling, general and administrative expenses       17,821        17,568

Other (income), net                                  (336)         (369)

Interest expense                                      643           918
                                                  -------       -------

Income before income taxes                          3,832         2,978

Provision for income taxes                          1,418         1,221

                                                  -------       -------
Net income                                        $ 2,414       $ 1,757
                                                  =======       =======


Net income per share                              $  0.27       $  0.20
                                                  =======       =======





See accompany notes.

                                 FURON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three months ended
                                                                    ---------------------
                                                                    April 30,     May 1,
In thousands                                                          1994         1993
- - -----------------------------------------------------------------------------------------
OPERATING ACTIVITIES

    Net income                                                       $ 2,414      $ 1,757
    Adjustments to reconcile net income
      to cash provided by operating activities:
         Depreciation                                                  2,188        2,146
         Amortization                                                    906          888
         Provision for losses on accounts receivable                      89          133
         Increase in deferred income taxes                               215          978
         Loss on sale of assets                                           (7)         113
    Working capital changes:
         Accounts receivable                                          (2,621)      (4,621)
         Inventories                                                    (805)         496
         Accounts payable and accrued liabilities                     (2,244)       1,862
         Accrued restructuring                                          (105)        (540)
         Income taxes payable - current                                 (728)         135
         Other current assets and liabilities, net                    (1,542)      (2,056)
    Changes in other long-term operating assets
           and liabilities                                               444         (368)
                                                                     -------      -------

           Net cash provided by (used in) operating activities        (1,796)         923

INVESTING ACTIVITIES

    Purchases of property, plant and equipment                        (2,328)      (1,874)
    Proceeds from sale of divestitures                                     -        2,200
    Proceeds from sale of equipment                                       63           18
    Proceeds from notes receivable                                       711          429
    Increase in notes receivable                                        (198)        (997)
                                                                     -------      -------

           Net cash used in investing activities                      (1,752)        (224)

FINANCING ACTIVITIES

    Proceeds from long-term debt                                           -           27
    Principal payments on long-term debt                              (1,504)      (1,311)
    Proceeds from issuance of common stock                               131          284
    Dividends paid on common stock                                      (520)        (517)
                                                                     -------      -------

           Net cash used in financing activities                      (1,893)      (1,517)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  117         (251)
                                                                     -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (5,324)      (1,069)
                                                                     -------      -------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      18,483        9,447
                                                                     -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $13,159      $ 8,378
                                                                     =======      =======

See accompanying notes.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1994
                                  (Unaudited)


1.       GENERAL

         The accompanying unaudited consolidated financial statements have been condensed in certain respects and should therefore, be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 29,1994. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

         In the opinion of the Company, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial position of the Company as of April 30, 1994, and the results of its operations and cash flows for the three months ended April 30, 1994 and May 1, 1993. The results of its operations for the three months ended April 30, 1994 are not necessarily indicative of the results to be expected for the full year.

         For the purpose of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

         Income taxes paid for the three months ended April 30, 1994 and May 1, 1993 were $1,900,000 and $450,000, respectively.


2.       INVENTORIES

         Substantially all inventories are valued at the lower of cost (first-in, first-out) or market, and are summarized as follows:


                                              April 30,   January 29,
         In thousands                           1994         1994
         ------------------------------------------------------------
         Raw materials and purchased parts     $11,199      $11,333
         Work-in-process                         7,264        6,865
         Finished goods                          8,621        8,081
                                               -------      -------
                                               $27,084      $26,279
                                               =======      =======

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1994
                                  (Unaudited)


3.       INTANGIBLES

         Intangible assets acquired in business combinations are summarized as follows:

                                                   April 30,    January 29,
         In thousands                                1994          1994
         ------------------------------------------------------------------
         Goodwill                                   $   340       $   351
         Other intangible assets                     20,175        21,008
                                                    -------       -------
                                                    $20,515       $21,359
                                                    =======       =======


4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                   April 30,    January 29,
         In thousands                                1994          1994
         ------------------------------------------------------------------
         Loans under bank credit agreements due
               through fiscal 1998                  $25,250       $26,750
         Other                                            9            13
                                                    -------       -------
         Total long-term debt                        25,259        26,763
         Less current portion                        (6,509)       (6,013)
                                                    -------       -------
         Due after one year                         $18,750       $20,750
                                                    =======       =======


         At April 30, 1994, the weighted average interest rate on the loans under bank credit agreements was 9.4%.

         On August 29, 1988, the Company entered into an 8-year Interest Rate Swap agreement. The notional amount of the swap totaled $20,000,000 at April 30, 1994. The swap agreement effectively changes the Company's interest rate exposure on its borrowings to a fixed interest rate of 9.938 plus a .75% spread, on the notional portion of the facility.

         Interest paid for the three months ended April 30, 1994 and May 1, 1993, was $623,000 and $895,000, respectively.


5.       CONTINGENCIES

         At April 30, 1994, the Company has approximately $1,315,000 of foreign currency hedge contracts outstanding consisting of forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized gains/losses from hedging activities were not material as of April 30, 1994.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1994
                                  (Unaudited)

5.       CONTINGENCIES (CONTINUED)

         At April 30, 1994, the Company is obligated under irrevocable letters of credit totaling $3,453,000.

         The Company is currently involved in litigation arising in the normal course of business. Management of the Company is of the opinion that such litigation will have no material effect on the Company's consolidated financial position or results of operations.

                                 FURON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales for the three months ended April 30, 1994 of $75 million represented a 2.9% decrease compared with the same period in the prior year. When removing the effect of the businesses to be divested, sales from continuing operations increased 6.5%.

The Company continues to benefit from a recovering U.S. economy. Total Consolidated sales in the first quarter were 11% above the fourth quarter of FY 1994. Strong improvements were seen in Industrial Capital Goods and Mobile Equipment markets. Improvement was also noted in the Electronics, Medical and Beverage sectors. Commercial Aircraft and Aerospace/Defense markets, however, remain soft. Despite a continued weak European economy, the Company's foreign divisions realized strong demand in Italy and the U.K., with Germany lagging.

Gross profit as a percentage of sales for the first quarter ended April 30, 1994 was up 2% over the same period the prior year to 29.3%. Similarly, when removing the effect of the businesses to be divested, gross profit as a percentage of sales for continuing operations increased from 28.8% to 29.6%. The higher gross profit percentage is the result of improvements in material cost by approximately 1% as a percentage of sales; primarily due to scrap reduction and process improvements. In addition, manufacturing overhead improved by approximately 1%. When removing the effect of the three businesses sold in the prior year, manufacturing overhead increased slightly, partially offsetting the improvement in material cost.

Selling, general and administrative expense as a percentage of sales was 23.8% during the three months ended April 30, 1994 compared to 22.8% for the same period in the prior year. Contributing to higher general and administrative expenses were salary increases, as well as, increased expenditures on marketing, process redesign and organizational structure improvements. An increase in product development expenses reflects a higher emphasis on material technology research and development activity.

Interest expense for the three months ended April 30, 1994 decreased 30% from the same period of the prior year. The decrease is due to the reduction in outstanding debt. Amounts owing under the Company's bank credit facility decreased $8.75 million from the prior year first quarter. As debt continues to be repaid, a higher proportion of the remaining debt is covered by a fixed interest rate swap agreement.

Pretax results of operations improved 28.7% to a profit of $3.8 million from $2.9 million for the three months ended April 30, 1994 and May 1, 1993, respectively. With revenues from continuing operations up, profitability continues to improve. Major contributors to this sustained performance are higher gross profit due to sales volume increase, as well as, reductions in interest expense. Income before taxes also includes lower than expected group insurance expenses resulting from a sustained trend of lower than expected claims experience.

                                 FURON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

The following table presents the Company's results of continuing operations and divestiture operation(s) to be divested during the first quarter of the current and prior year:


                                                            Three months ended
- - ---------------------------------------------------------------------------------------------------------------
In thousands                                April 30, 1994                               May 1, 1993
- - ---------------------------------------------------------------------      ------------------------------------
                              Continuing      Divestiture                  Continuing     Divestiture
                              Operations       Operation       Total       Operations      Operations     Total
                              ---------------------------------------      ------------------------------------
Sales                          $72,386          $2,574        $74,960        $67,994        $9,179      $77,173
Cost of sales                   50,937           2,063         53,000         48,378         7,700       56,078
                               -------          ------        -------        -------        ------      -------
Gross profit                    21,449             511         21,960         19,616         1,479       21,095

Selling, general
  and administrative
  expenses                      17,610             211         17,821         16,252         1,316       17,568


Other expense
  (income), net                   (636)            300           (336)          (525)          154         (369)
Interest expense                   643               -            643            911             7          918
                               -------          ------        -------        -------        ------      -------
Income before income
  taxes                        $ 3,832          $    -        $ 3,832        $ 2,978        $    -      $ 2,978
                               =======          ======        =======        =======        ======      =======

Included in Other expense (income) net, is the elimination of $286,000 of pretax profit from the first quarter ended April 30, 1994 and $73,000 of pretax profit from the first quarter ended May 1, 1993 for the divested businesses.

The Company's effective tax rate for the first quarter ended April 30, 1994 was 37% as compared to 41% for the same period in the prior year. The decrease in the effective tax rate was primarily due to the increase in tax benefits realized from the amortization of certain intangible assets, acquired in fiscal 1990, as a result of the resolution of an Internal Revenue Service audit.

                                 FURON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at April 30, 1994. Working capital increased $1.5 million during the first quarter to a total of $50.0 million. This increase occurred despite a $5.3 million decrease in cash and cash equivalents. The decrease is partially due to increases in accounts receivable and inventory resulting from improved first quarter sales volume. Also contributing to the decrease was the timing of incentive compensation payments, salaries and wages accruals, and the payment of $1.5 million of prior period income taxes related to the settlement of the aforementioned Internal Revenue Service audit.

When compared to the same period of the prior fiscal year the cash and cash equivalents balance increased $5 million while long term debt decreased nearly $9 million. The Company's current debt to equity ratio is .3:1.0.

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its loan payable to banks. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it could require the utilization of the remaining $30 million available from its existing credit facility or financing from other sources. Cash and cash equivalents at April 30, 1994 was $13 million.

One of the Company's subsidiaries was notified by the Environmental Protection Agency that it has been named as a potentially responsible party in connection with the clean up of hazardous wastes at two sites: The Solvents Recovery Service of New England site in Southington, Connecticut (notified in June
1992); and the Gallups Quarry site in Plainfield, Connecticut (notified April
1993). Since these matters are in their preliminary stages, no assurance can be given at this time concerning the ultimate outcome. However, based on preliminary investigations to determine the nature of the subsidiary's potential liability and the estimated amount of remedial costs necessary to clean up the sites, the Company presently does not expect these matters to have a material adverse effect on its consolidated financial position or results of operations.

                                 FURON COMPANY

                                    PART II


OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6.  Exhibits and Reports Form 8-K.

         (a)     Exhibits

                 10.12    1993 Non-employee Directors' Stock Compensation Plan

                 11.      Statement re: computation of net income per share.

         (b)     Reports on Form 8-K

                 There were no reports on Form 8-K filed for the three months ended April 30, 1994.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FURON COMPANY
                             ----------------------
                                   REGISTRANT




/S/ MONTY A. HOUDESHELL                      /S/ KOICHI HOSOKAWA
- - ---------------------------------------      --------------------------------
Monty Houdeshell, Vice President,                Koichi Hosokawa
  Chief Financial Officer and Treasurer          Controller



May 23, 1994