Form 10-Q
period 1994-07-30
FURON CO
filed 1994-09-13
CIK 37755

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JULY 30, 1994


                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-8088


                                 FURON COMPANY
             (Exact name of registrant as specified in its charter)



California                                                         95-1947155
- - ------------------------------------                -------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification No.)

29982 Ivy Glenn Drive                                                   92677
- - ------------------------------------                -------------------------
Laguna Niguel, CA                                                  (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (714) 831-5350


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


  Number of shares of common stock outstanding as of July 30, 1994: 8,708,937

                                  FURON COMPANY




                                     INDEX


                                     PART I
                                     ------


                                                                                         PAGE NO.
                                                                                         --------
Financial Statements


      Condensed Consolidated Balance Sheets
            July 30, 1994 and January 29, 1994                                              3-4


      Condensed Consolidated Statements of Income
            Three and Six Months Ended
            July 30, 1994 and July 31, 1993                                                  5

      Condensed Consolidated Statements of Cash Flows
            Six Months Ended July 30, 1994 and
            July 31, 1993                                                                    6

      Notes to Condensed Consolidated Financial Statements                                  7-9


Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                                  10-12



                                    PART II
                                    -------


Other Information                                                                          13-15

Exhibits                                                                                   16-39

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)

                                                                              July 30,          January 29,
In thousands                                                                    1994               1994
- - -----------------------------------------------------------------------------------------------------------
Current assets:

    Cash and cash equivalents                                             $       16,261      $      18,483

    Accounts receivable, less allowance for
      doubtful accounts of $735 at July 30, 1994
      and $632 at January 29, 1994                                                39,568             38,085

    Inventories                                                                   28,216             26,279

    Deferred tax benefit                                                           9,123              9,154

    Prepaid expenses and other assets                                              6,224              5,836
                                                                          --------------      -------------

Total current assets                                                              99,392             97,837

Property, plant & equipment, at cost:

    Land                                                                             453                448
    Buildings and leasehold improvements                                          13,381             13,048
    Machinery and equipment                                                       92,431             87,599
                                                                          --------------      -------------
                                                                                 106,265            101,095
    Less accumulated depreciation
      and amortization                                                           (56,784)           (52,664)
                                                                          ---------------     --------------

Net property, plant and equipment                                                 49,481             48,431

Intangible assets at cost less accumulated
  amortization of $22,009 at July 30, 1994
  and $20,308 at January 29, 1994                                                 19,665             21,359

Other assets                                                                       7,336              7,597
                                                                          --------------      -------------
    Total assets                                                          $      175,874      $     175,224
                                                                          ==============      =============




See accompanying notes.

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                     July 30,         January 29,
In thousands, except share amounts                                                     1994               1994
- - ------------------------------------------------------------------------------------------------------------------
Current liabilities:

    Accounts payable                                                              $      16,731      $      15,465

    Salaries, wages and related benefits payable                                          9,020             10,073

    Current portion of long-term debt                                                     7,008              6,013

    Accrued restructuring charges                                                         3,896              4,832

    Income taxes payable                                                                  2,835              4,474

    Other current liabilities                                                             7,701              8,436
                                                                                  -------------      -------------

Total current liabilities                                                                47,191             49,293

Long-term debt due after one year                                                        16,753             20,750

Other long-term liabilities                                                              16,286             14,950

Deferred taxes                                                                            9,246              9,416

Commitments and contingencies

Stockholders' equity

    Capital stock:

         Preferred stock without par value,
           2,000,000 shares authorized, none
           issued or outstanding                                                              -                  -

         Common stock without par value,
           15,000,000 shares authorized,
           8,708,937 shares issued and
           outstanding at July 30, 1994 and
           8,625,706 at January 29, 1994                                                 36,161             35,320

      Foreign currency translation adjustment                                              (113)            (1,034)

    Unearned ESOP shares                                                                 (2,521)            (2,688)

    Unearned compensation                                                                (1,093)              (709)

    Retained earnings                                                                    53,964             49,926
                                                                                  -------------      -------------
Total stockholders' equity                                                               86,398             80,815
                                                                                  -------------      -------------
Total liabilities and stockholders' equity                                        $     175,874      $     175,224
                                                                                  =============      =============


See accompanying notes.

                                 FURON COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)




                                                   Three months ended                      Six months ended
                                           --------------------------------        -------------------------------
                                               July 30,           July 31,           July 30,            July 31,
In thousands, except per share amounts           1994               1993               1994                1993
- - ------------------------------------------------------------------------------------------------------------------
Net sales                                  $      75,127        $    70,211        $     150,087     $     147,384

Cost of sales                                     52,547             50,550              105,547           106,628
                                           -------------        -----------        -------------     -------------

Gross profit                                      22,580             19,661               44,540            40,756

Selling, general and
  administrative expenses                         18,433             16,606               36,254            34,174

Other (income), net                                 (710)              (501)              (1,046)             (870)

Interest expense                                     623                892                1,266             1,810
                                           -------------        -----------        -------------     -------------

Income before income taxes                         4,234              2,664                8,066             5,642

Provision for income taxes                         1,567              1,082                2,985             2,303
                                           -------------        -----------        -------------     -------------

Net income                                 $       2,667        $     1,582        $       5,081     $       3,339
                                           =============        ===========        =============     =============

Net income per share                       $         .30        $       .18        $         .57     $         .38
                                           =============        ===========        =============     =============

See accompanying notes.

                                 FURON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Six months ended
                                                                                    ------------------------------
                                                                                      July 30,           July 31,
In thousands                                                                            1994               1993
- - ------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                       $      5,081        $     3,339
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation                                                                          4,358              4,255
    Amortization                                                                          1,879              1,770
    Provision for losses on accounts receivable                                             175                228
    Increase (decrease) in deferred income taxes                                           (139)               724
    (Gain) loss on sale of assets                                                           (10)               126
    Working capital changes:
         Accounts receivable                                                             (1,658)            (1,945)
         Inventories                                                                     (1,937)               775
         Accounts payable and accrued liabilities                                           214              1,237
         Accrued restructuring charges                                                     (618)            (1,500)
         Income taxes payable                                                            (1,639)               955
         Other current assets and liabilities, net                                       (1,336)            (1,681)
    Changes in other long-term operating assets and
      liabilities                                                                           829               (335)
                                                                                   ------------        -----------

  Net cash provided by operating activities                                               5,199              7,948

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                             (5,253)            (4,147)
  Proceeds from sale of equipment                                                           142                 31
  Proceeds from sale of operations                                                            -              4,136
  Proceeds from notes receivable                                                            898              1,049
  Increase in notes receivable                                                              (62)            (1,000)
                                                                                   ------------        -----------

      Net cash (used) provided by investing activities                                   (4,275)                69

FINANCING ACTIVITIES
  Proceeds from long-term debt                                                                8                 27
  Principal payments on long-term debt                                                   (3,009)            (2,575)
  Proceeds from issuance of common stock                                                    131                332
  Increase in loan to ESOP                                                                 (218)                 -
  Principal payments received from loan to ESOP                                             384                384
  Dividends paid on common stock                                                         (1,043)            (1,034)
                                                                                   ------------        -----------
      Net cash used by financing activities                                              (3,747)            (2,866)

Effect of exchange rate changes on cash                                                     601             (1,133)
                                                                                   ------------        -----------

Increase (decrease) in cash and cash equivalents                                         (2,222)             4,018
                                                                                   ------------        -----------

Cash and cash equivalents at beginning of period                                         18,483              9,447
                                                                                   ------------       -----------

Cash and cash equivalents at end of period                                         $     16,261        $    13,465
                                                                                   ============        ===========


See accompanying notes.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 1994
                                  (Unaudited)


1.       GENERAL

         The accompanying unaudited consolidated financial statements have been condensed in certain respects and should therefore, be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 29, 1994. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

         In the opinion of the Company, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly, the financial position of the Company as of July 30, 1994, results of operations for the three and six months ended July 30, 1994 and July 31, 1993 and cash flows for the six months ended July 30, 1994 and July 31, 1993. The results of its operations for the six months ended July 30, 1994 are not necessarily indicative of the results to be expected for the full year.

         Income taxes paid for the six months ended July 30, 1994 and July 31, 1993 were $4,500,000 and $925,000, respectively.

2.       INVENTORIES

         Substantially all inventories are valued at the lower of cost (first-in, first out) or market, and are summarized as follows:

                                                                               July 30,           January 29,
         In thousands                                                            1994                1994
         ----------------------------------------------------------------------------------------------------
         Raw materials and purchased parts                                   $     11,803        $     11,333
         Work-in-process                                                            8,474               6,865
         Finished goods                                                             7,939               8,081
                                                                             ------------        ------------
                                                                             $     28,216        $     26,279
                                                                             ============        ============

3.       INTANGIBLE ASSETS

         Intangible assets acquired in business combinations are summarized as follows:

                                                                               July 30,           January 29,
         In thousands                                                            1994                1994
         ----------------------------------------------------------------------------------------------------
         Goodwill                                                            $        331        $        351
         Other intangible assets                                                   19,334              21,008
                                                                             ------------        ------------
                                                                             $     19,665        $     21,359
                                                                             ============        ============

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 30, 1994
                                  (Unaudited)

4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                                              July 30,           January 29,
         In thousands                                                           1994                1994
         ---------------------------------------------------------------------------------------------------
         Loans under bank credit agreements due
         through fiscal 1998                                                 $    23,750         $    26,750

         Other                                                                        11                  13
                                                                             ------------        ------------

         Total long-term debt                                                     23,761              26,763

         Less current portion                                                     (7,008)             (6,013)
                                                                             ------------        ------------

         Due after one year                                                  $    16,753         $    20,750
                                                                             ============        ============


         At July 30, 1994, the weighted average interest rate on the loans under bank credit agreements was 9.4%.

         On August 29, 1988, the Company entered into an 8-year Interest Rate Swap agreement. The notional amount of the swap totaled $18 million at July 30, 1994. The swap agreement effectively changes the Company's interest rate exposure on the majority of its borrowings to a fixed interest rate of 9.938% plus a .75% spread on the notional portion of the facility.

         Interest paid for the six months ended July 30, 1994 and July 31, 1993, was $1,273,000 and $1,818,000, respectively.

5.       STOCKHOLDERS' EQUITY

         During June, 1994 the Company contributed $562,000 to the Employee Stock Ownership Plan (ESOP) for the plan year ended April 30, 1994.
         Of this amount $384,000 served to reduce loans previously made to the plan. In addition, the Company advanced an additional $218,000 to the ESOP which has been presented as unearned ESOP shares in the accompanying condensed consolidated balance sheet. The ESOP used the funds to acquire 15,000 shares of the Company's common stock from a Director of the Company.

         Excluded from the Statement of Cash Flows is a noncash transaction that related to the issuance of restricted shares. This transaction resulted in a $711,000 increase to common stock and unearned compensation which is being amortized to expense over the shares' five year vesting period.

6.       CONTINGENCIES

         At July 30, 1994, the Company had approximately $1,029,000 of foreign currency hedge contracts outstanding consisting of forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized losses from hedging activities totaled $63,000 at July 30, 1994.

         At July 30, 1994, the Company is obligated under irrevocable letters of credit totaling $3,232,000.

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

                                 FURON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Sales for the three and six months ended July 30, 1994 increased 7% and 2%, respectively, as compared to the same periods of the prior year. When removing the effect of the businesses sold or to be divested, sales from continuing operations for the three and six months ended July 30, 1994 increased 12% and 9%, respectively, as compared to the same period of a year ago. The Company's sales benefited from general improvement in a broad range of industrial markets, including heavy duty truck, mobile equipment, industrial equipment, electronics and medical. In addition, despite a continued weak European economy, the Company's foreign group contributed to the increase in sales.

The gross profit percentages for the three and six months ended July 30, 1994 have improve from 27.7% to 30.1%, and 27.7% to 29.7%, respectively, as compared to the same periods last year. Similarly, when removing the effect of the businesses sold or identified for divestiture gross profit margins from continuing operations increased from 29.0% to 30.8%, and from 28.9% to 30.2% for the three and six months ended July 31, 1993 and July 30, 1994, respectively. The improvements came from multiple areas, including process improvements and scrap reductions which lead to reduced material costs. Slightly lower labor costs, mainly due to process improvements, also contributed to improved results from consolidated and continuing operations.
In general, the higher sales volume helped leverage down the fixed portion of cost of sales.

Selling, general and administrative expenses increased $1.8 and $2.1 million, respectively, for the three and six months ended July 30, 1994, as compared to the same periods of the prior year. Approximately half of this increase is identified as selling expense and is attributed to the Company's efforts to improve its sales and marketing focus. The remainder of the increase is attributed to a number of general and administrative expenses. The most significant of these expenses included costs associated with the pursuit of potential acquisitions, as well as travel expenses associated with current reorganization efforts.

Interest expense for the three and six months ended July 30, 1994 decreased 30% from the same periods of the prior year. Amounts owing under the Company's bank credit facility decreased by approximately $9 million from July 31, 1993.

Pretax profits rose 43% for the six months ended July 30, 1994 as compared to the same period last year. For the quarter, pretax profits increased from $2.7 million to $4.2 million or 59%. The significant improvement in profitability, in spite of relatively modest revenue increases, is the result of substantial reductions in cost of sales as a percentage of sales, and interest expense, as noted above. Additionally, income before taxes also includes lower than expected group medical insurance expense resulting from a continued trend of lower than expected claims experience.

                                 FURON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table presents the Company's results of continuing operations and operations sold or to be divested during the second quarter of the current and prior years:

                                                             Three months ended
- - --------------------------------------------------------------------------------------------------------
In thousands                              July 30, 1994                        July 31, 1993
- - ----------------------------------------------------------------    ------------------------------------


                            Continuing    Divestiture               Continuing    Divestiture
                            Operations     Operation      Total     Operations     Operations    Total
                            ------------------------------------    ------------------------------------
Sales                         $72,402       $ 2,725      $75,127      $64,844       $ 5,367      $70,211
Cost of sales                  50,067         2,480       52,547       46,050         4,500       50,550
                              -------       -------      -------      -------       -------      -------
Gross profit                   22,335           245       22,580       18,794           867       19,661

Selling, general
  and administrative
  expenses                     18,181           252       18,433       15,851           755       16,606

Other expense
  (income), net                  (703)           (6)        (709)        (608)          107         (501)
Interest expense
  (income), net                   623            (1)         622          887             5          892
                              -------       -------      -------      -------       -------      -------
Income before income
  taxes                       $ 4,234       $     -      $ 4,234      $ 2,664       $     -      $ 2,664
                              =======       =======      =======      =======       =======      =======


Included in Other expense (income) net, is the elimination of $19,000 of pretax loss for the three months ended July 30, 1994 and $107,000 of pretax profit for the three months ended July 31, 1993 from the divested or to be divested businesses.

The Company's effective tax rate for the three and six months ended July 30, 1994 was 37%, compared to 41% for the same periods in the prior year. The decrease in the effective tax rate was primarily due to the increase in tax benefits realized from the amortization of certain intangible assets, acquired in fiscal 1990, as a result of the resolution of an Internal Revenue Service audit.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 30, 1994, net cash flow provided by operations was $5.2 million, a $2.7 million decrease from the same period of the prior year. The decrease is due, in part, to the $2.7 million unfavorable change in inventory levels, as well as $2.6 million of tax payments made in the first quarter of the current year pursuant to a settlement of prior Internal Revenue Service audits. This was partially offset by improved operating results and favorable changes in other areas of the balance sheet.

                                 FURON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net cash flow provided by operations for the three months ended July 30, 1994 totaled $7.0 million, essentially identical to that of the same period of the prior year.

A portion of the net cash flow provided by operations for the six months ended July 30, 1994 was used to fund capital expenditures of $5.3 million, an increase of 27% over the first six months of 1993. In addition, the Company made principal payments on long-term debt of $3.0 million. At July 30, 1994 the Company's ratio of long-term debt to equity equaled .28:1, an improvement from .33:1 at January 29, 1994.

At July 30, 1994, the Company's working capital was $52 million, an increase of $5 million from the prior year. At July 30, 1994, the Company's ratio of current assets to current liabilities was 2.1:1, an increase from 2:1 for the same period ended in the prior year.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it could require the utilization of the remaining $30 million available from its existing credit facility, financing from other sources or utilization of balance sheet cash and cash equivalents of $16 million.

One of the Company's subsidiaries was notified by the Environmental Protection Agency that it has been named as a potentially responsible party in connection with the clean up of hazardous wastes at two sites: The Solvents Recovery Service of New England site in Southington Connecticut (notified June 1992); and the Gallups Quarry site in Plainfield, Connecticut (notified April 1993). Since these matters are in their preliminary stages, no assurance can be given at this time concerning the ultimate outcome. However, based on preliminary investigations to determine the nature of the subsidiary's potential liability and the estimated amount of remedial costs necessary to clean up the sites, the Company presently does not expect these matters to have a material adverse effect on its consolidated financial position or operations.

                                 FURON COMPANY

                                    PART II
                                    -------


OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

                 Not applicable.

ITEM 2.      CHANGES IN SECURITIES.

                 Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

                 Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             The Annual Meeting of the Shareholders of the registrant was held on June 7, 1994. The following matters were voted upon and approved at the meeting:


                                                                   Votes Cast
                                                      ------------------------------------                  Broker
             Matter                                      For        Against       Withheld    Absentions   Non-votes
             ------                                   ---------    ---------      --------    ----------   ---------
             1.  Election of Class III
                 Directors:

                 Terrence A. Noonan                   8,071,546            -         46,988              -        -
                 R. David Threshie                    8,086,341            -         21,195              -        -
                 Bruce E. Ranck                       8,088,975            -         29,561              -        -


             2.  Approval of Furon
                 Company Employees'
                 Stock Purchase Plan                  7,124,019      888,676              -        105,841        -



             3.  Ratification of
                 appointment of
                 Ernst & Young LLP as
                 independent auditors
                 for fiscal year ending
                 January 28, 1995                     7,669,132      430,217              -         19,187        -


ITEM 5.    OTHER INFORMATION.

                 Not applicable.

                                 FURON COMPANY

                              -------------------



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)     Exhibits:                                                                   Page Number
                                                                                                 -----------
                     The exhibits listed in the accompanying index are
                     filed as part of this quarterly report.

                          Exhibit 3.2          Bylaw Amendment effective
                                               June 7, 1994                                          16

                          Exhibit 10.1         1982 Stock Incentive Plan (As
                                               amended and restated
                                               March 22, 1994)                                       17

                          Exhibit 10.4A        Amendment to SERP adopted
                                               August 23, 1994                                       37

                          Exhibit 11           Statement re:  Computation of Net
                                               Income Per Share                                      38

                          Exhibit 27           Financial Data Schedule                               39



             (b)     Reports on Form 8-K.

                     There were no reports on Form 8-K filed for the three months ended July 30, 1994.

                                 FURON COMPANY

                              -------------------




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FURON COMPANY


                                 -------------
                                   REGISTRANT




/s/  MONTY A. HOUDESHELL                      /s/  KOICHI HOSOKAWA
- - -------------------------------               --------------------------------
Monty A. Houdeshell                           Koichi Hosokawa
Vice President, Chief Financial                 Controller
  Officer and Treasurer





Date:  August 31, 1994