Form 10-Q
period 1994-10-29
FURON CO
filed 1994-11-23
CIK 37755

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                           ------------------------
                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 29, 1994


                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-8088


                                 FURON COMPANY
             (Exact name of registrant as specified in its charter)



California                                                 95-1947155
- - - ------------------------------------           ----------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or                               Identification No.)
organization)

29982 Ivy Glenn Drive
Laguna Niguel, CA                                               92677
- - - -------------------------------------          ----------------------
(Address of principal executive office                     (Zip Code)


      Registrant's telephone number, including area code:  (714) 831-5350


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                   ---       ---


 Number of shares of common stock outstanding as of October 29, 1994:  8,710,415

                                 FURON COMPANY




                                     INDEX


                                     PART I



                                                                                          PAGE NO.
                                                                                          --------
Financial Statements


      Condensed Consolidated Balance Sheets
            October 29, 1994 and January 29, 1994                                           3-4


      Condensed Consolidated Statements of Income
            Three and Nine Months Ended
            October 29, 1994 and October 30, 1993                                            5

      Condensed Consolidated Statements of Cash Flows
            Nine Months Ended October 29, 1994 and
            October 30, 1993                                                                 6

      Notes to Condensed Consolidated Financial Statements                                  7-9


Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                                  10-12



                                    PART II


Other Information                                                                          13-14

Exhibits                                                                                   15-16

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)

                                                                                October 29,        January 29,
In thousands                                                                       1994               1994
- - - -------------------------------------------------------------------------------------------------------------
Current assets:

    Cash and cash equivalents                                             $       12,711      $      18,483

    Accounts receivable, less allowance for
      doubtful accounts of $746 at October 29, 1994
      and $632 at January 29, 1994.                                               46,463             38,085

    Inventories                                                                   29,857             26,279

    Deferred tax benefit                                                           9,707              9,154

    Prepaid expenses and other assets                                              6,020              5,836
                                                                          --------------      -------------

Total current assets                                                             104,758             97,837

Property, plant & equipment, at cost:

    Land                                                                             457                448
    Buildings and leasehold improvements                                          13,747             13,048
    Machinery and equipment                                                       95,556             87,599
                                                                          --------------      -------------
                                                                                 109,760            101,095
    Less accumulated depreciation
      and amortization                                                           (59,263)           (52,664)
                                                                          ---------------     --------------

Net property, plant and equipment                                                 50,497             48,431

Intangible assets at cost less accumulated
  amortization of $22,880 at October 29, 1994
  and $20,308 at January 29, 1994.                                                18,820             21,359

Other assets                                                                       7,901              7,597
                                                                          --------------      -------------

    Total assets                                                          $      181,976      $     175,224
                                                                          ==============      =============





See accompanying notes.

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                    October 29,        January 29,
In thousands, except share amounts                                                     1994               1994
- - - -------------------------------------------------------------------------------------------------------------------
Current liabilities:

    Accounts payable                                                              $      18,681      $      15,465

    Salaries, wages and related benefits payable                                         11,961             10,073

    Current portion of long-term debt                                                     7,504              6,013

    Income taxes payable                                                                  2,743              4,474

    Other current liabilities                                                             9,214             10,173
                                                                                  -------------      -------------

Total current liabilities                                                                50,103             46,198

Long-term debt due after one year                                                        14,753             20,750

Other long-term liabilities                                                              17,845             18,045

Deferred taxes                                                                            9,407              9,416

Commitments and contingencies

Stockholders' equity

    Capital stock:

         Preferred stock without par value,
           2,000,000 shares authorized, none
           issued or outstanding                                                              -                  -

         Common stock without par value,
           15,000,000 shares authorized,
           8,710,415 shares issued and
           outstanding at October 29, 1994 and
           8,625,706 at January 29, 1994.                                                36,160             35,320

    Foreign currency translation adjustment                                                 655             (1,034)

    Unearned ESOP shares                                                                 (2,789)            (2,688)

    Unearned compensation                                                                  (956)              (709)

    Retained earnings                                                                    56,798             49,926
                                                                                  -------------      -------------

Total stockholders' equity                                                               89,868             80,815
                                                                                  -------------      -------------

Total liabilities and stockholders' equity                                        $     181,976      $     175,224
                                                                                  =============      =============


See accompanying notes.

                                 FURON COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)




                                                    Three months ended                     Nine months ended
                                              ------------------------------        -------------------------------
                                              October 29,        October 30,        October 29,         October 30,
In thousands, except per share amounts           1994               1993               1994                1993
- - - -------------------------------------------------------------------------------------------------------------------
Net sales                                  $      81,071        $    70,034        $     231,158     $     217,418

Cost of sales                                     55,979             49,825              161,526           156,453
                                           -------------        -----------        -------------     --------------

Gross profit                                      25,092             20,209               69,632            60,965

Selling, general and
  administrative expenses                         20,056             16,500               56,310            50,674

Other (income), net                                 (672)              (698)              (1,718)           (1,568)

Interest expense                                     589                784                1,855             2,594
                                           -------------         ----------        --------------    -------------

Income before income taxes                         5,119              3,623               13,185             9,265

Provision for income taxes                         1,762              1,403                4,747             3,706
                                           -------------        -----------        -------------     -------------

Net income                                 $       3,357        $     2,220        $       8,438     $       5,559
                                           =============        ===========        =============     =============

Net income per share                       $         .37        $       .25        $         .94     $         .63
                                           =============        ===========        =============     =============





See accompanying notes.

                                 FURON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Nine months ended
                                                                                   ---------------------------------
                                                                                    October 29,          October 30,
In thousands                                                                           1994                  1993
- - - --------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                       $      8,438        $     5,559
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation                                                                          6,745              6,352
    Amortization                                                                          2,905              2,670
    Provision for losses on accounts receivable                                             252                324
    Increase (decrease) in deferred income taxes                                           (561)               975
    (Gain) loss on sale of assets                                                           (24)               113
    Working capital changes:
         Accounts receivable                                                             (8,630)            (2,711)
         Inventories                                                                     (3,578)              (164)
         Accounts payable and accrued liabilities                                         5,105              2,060
         Income taxes payable                                                            (1,732)             1,294
         Other current assets and liabilities, net                                       (1,165)            (1,904)
    Changes in other long-term operating assets and
      liabilities                                                                        (1,043)            (2,820)
                                                                                   -------------       ------------

      Net cash provided by operating activities                                           6,712             11,748

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                             (8,476)            (5,406)
  Proceeds from sale of equipment                                                           160                603
  Proceeds from sale of operations                                                            -              6,022
  Proceeds from notes receivable                                                            961              1,789
  Increase in notes receivable                                                             (244)             (630)
                                                                                   -------------       ------------

      Net cash (used) provided by investing activities                                   (7,599)             2,378

FINANCING ACTIVITIES
  Proceeds from long-term debt                                                                7                 27
  Principal payments on long-term debt                                                   (4,514)            (7,105)
  Proceeds from issuance of common stock                                                    130                347
  Increase in loan to ESOP                                                                 (486)                 -
  Principal payments received from loan to ESOP                                             384                384
  Dividends paid on common stock                                                         (1,564)            (1,551)
                                                                                   -------------       ------------

      Net cash used by financing activities                                              (6,043)            (7,898)

Effect of exchange rate changes on cash                                                   1,158             (1,581)
                                                                                   -------------       ------------

Increase (decrease) in cash and cash equivalents                                         (5,772)             4,647
                                                                                   -------------       ------------

Cash and cash equivalents at beginning of period                                         18,483              9,447
                                                                                   -------------       ------------

Cash and cash equivalents at end of period                                         $     12,711        $    14,094
                                                                                   =============       ============

See accompanying notes.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 29, 1994
                                  (Unaudited)


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

         In the opinion of the Company, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly, the financial position of the Company as of October 29, 1994, results of operations for the three and nine months ended October 29, 1994 and October 30, 1993 and cash flows for the nine months ended October 29, 1994 and October 30, 1993. The results of its operations for the nine months ended October 29, 1994 are not necessarily indicative of the results to be expected for the full year.

         Income taxes paid for the nine months ended October 29, 1994 and October 30, 1993 were $6,700,000 and $1,900,000, respectively.

2.       INVENTORIES

         Substantially all inventories are valued at the lower of cost (first-in, first out) or market, and are summarized as follows:

                                                                             October 29,          January 29,
         In thousands                                                            1994                1994
         ------------------------------------------------------------------------------------------------------
         Raw materials and purchased parts                                   $     12,562        $     11,333
         Work-in-process                                                            8,672               6,865
         Finished goods                                                             8,623               8,081
                                                                             ------------        ------------
                                                                             $     29,857        $     26,279
                                                                             ============        ============

3.       INTANGIBLE ASSETS

         Intangible assets acquired in business combinations are summarized as follows:

                                                                              October 29,         January 29,
         In thousands                                                             1994               1994
         ------------------------------------------------------------------------------------------------------
         Goodwill                                                            $        321        $        351
         Other intangible assets                                                   18,499              21,008
                                                                             ------------        ------------

                                                                             $     18,820        $     21,359
                                                                             ============        ============

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 29, 1994
                                  (Unaudited)

4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                                              October 29,         January 29,
         In thousands                                                             1994               1994
         ------------------------------------------------------------------------------------------------------
         Loans under bank credit agreements due
         through fiscal 1998                                                 $    22,250         $    26,750

         Other                                                                         7                  13
                                                                             ------------        ------------

         Total long-term debt                                                     22,257              26,763

         Less current portion                                                     (7,504)             (6,013)
                                                                             ------------        ------------

         Due after one year                                                  $    14,753         $    20,750
                                                                             ============        ============


         At October 29, 1994, the weighted average interest rate on the loans under bank credit agreements was 9.3%.

         On August 29, 1988, the Company entered into an 8-year Interest Rate Swap agreement. The notional amount of the swap totaled $16 million at October 29, 1994. The swap agreement effectively changes the Company's interest rate exposure on the majority of its borrowings to a fixed interest rate of 9.938% plus a .75% spread on the notional portion of the facility.

         Interest paid for the nine months ended October 29, 1994 and October 30, 1993, was $1,887,000 and $2,695,000, respectively.

5.       STOCKHOLDERS' EQUITY

         During June 1994, the Company contributed $562,000 to the Employee Stock Ownership Plan (ESOP) for the plan year ended April 30, 1994.
         Of this amount $384,000 served to reduce loans previously made to the plan. In addition, the Company advanced an additional $486,000 to the ESOP which has been presented as unearned ESOP shares in the accompanying condensed consolidated balance sheets. The ESOP used the funds to acquire 30,000 shares of the Company's common stock at fair market value from a Director of the Company.

         Excluded from the Statement of Cash Flows for the nine months ended October 29, 1994 and October 30, 1993, are noncash transactions that related to the issuance of restricted shares. These transactions resulted in increases to common stock and unearned compensation of $711,000 and $324,000, respectively, which is being amortized to expense over the shares' five year vesting periods.

6.       CONTINGENCIES

         At October 29, 1994, the Company had approximately $1,063,000 of foreign currency hedge contracts outstanding consisting of forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized losses from hedging activities totaled $59,000 at October 29, 1994.

         At October 29, 1994, the Company is obligated under irrevocable letters of credit totaling $3,259,000.

         The Company is currently involved in litigation arising in the normal course of business. Management of the Company is of the opinion that such litigation will not have a material effect on the Company's consolidated financial position or results of operations.

                                 FURON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Sales for the three and nine months ended October 29, 1994 increased 15.8% and 6.3% respectively, from the same periods in the prior year. When removing the effect of the businesses sold or to be divested, sales from continuing operations for the three and nine months ended October 29, 1994 increased 17.3% and 11.8%, respectively, as compared to the prior year. Sales were particularly strong in the chemical processing, semiconductor and industrial equipment markets, however, the Company continued to experience increased demand from most markets served. This sustained improvement also includes encouraging results stemming from Europe's continuing economic recovery, which were further enhanced by favorable foreign currency rates.

The gross profit percentage for the three month period has improved from 28.9% to 31.0% and has improved from 28.0% to 30.1% for the nine months ended October 29, 1994 as compared to the same periods last year. When removing the effect of the businesses sold or identified for divestiture, gross profit margins from continuing operations increased from 29.5% to 31.5% and from 29.1% to 30.7% for the three and nine months ended October 30, 1993 and October 29, 1994, respectively. The higher volume of sales and the associated absorption of fixed overhead accounted for most of the improvement in gross profit percentage.

Operating expenses increased $3.6 and $5.6 million, respectively, for three and nine months ended October 29, 1994 as compared to the same periods of the prior year. Selling expense increased, reflecting the Company's efforts to improve its customer and market focus, additional marketing personnel and increased selling expenses on the higher volume of sales. Major factors in the increase in general and administrative expenses are higher professional fees incurred in connection with various consulting projects, and charges associated with the implementation of the new operating strategy. Product development expenses also increased reflecting increased Research and Development activity.

Interest expense for the three and nine months ended October 29, 1994 decreased by 25% and 28%, respectively, as compared with the same periods of the prior year. Amounts owing under the Company's bank credit facility decreased by approximately $5.8 million from October 30, 1993.

Income before taxes of $5.1 million for the quarter ended October 29, 1994 represented a 41% improvement over the third quarter of the prior year. Year-to-date income before taxes increased from $9.3 million to $13.2 million or 42%. This was primarily the result of higher sales volume, further improved by lower cost of sales and interest expense, as noted above. Income before taxes also includes lower than expected group insurance expenses arising from a sustained trend of lower claims experience. The impact is reflected in both cost of goods sold and selling, general and administrative expenses.

                                 FURON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

During January 1992, the Company identified certain businesses not meeting the long-term strategy of the Company. Consistent with that plan, the following table presents the Company's results of continuing operations and operations sold or to be divested during the third quarter of the current and prior year:


                                                               Three months ended
                              -------------------------------------------------------------------------------------
                                         October 29, 1994                               October 30, 1993
                              ---------------------------------------    ------------------------------------------
                              Continuing    Divestiture                     Continuing     Divestiture
(in $000's)                   Operations     Operations       Total         Operations      Operations      Total
- - - -----------                   ---------------------------------------    ------------------------------------------

Net sales                      $78,741        $2,330         $81,071         $67,147          $2,887       $70,034
Cost of sales                   53,970         2,009          55,979          47,346           2,479        49,825
                               -------        ------         -------         -------          ------       -------
Gross profit                    24,771           321          25,092          19,801             408        20,209

Selling, general
  and administrative
  expenses                      19,842           214          20,056          16,139             361        16,500

Other expense
  (income), net                   (779)          107            (672)           (744)             46          (698)

Interest expense                   589             0             589             783               1           784
                               -------        ------         -------         -------          ------       -------
Income before income
  taxes                        $ 5,119        $    -         $ 5,119         $ 3,623          $    -       $ 3,623
                               =======        ======         =======         =======          ======       =======


Within divestiture operations, the financial results for the businesses to be divested, or those already divested, has been eliminated. This elimination is included in the other (income) expense line and amounts to $93,000 of pretax profit for the three months ended October 29, 1994 and $56,000 of pretax profit for the three months ended October 30, 1993.

During the third quarter, the Company's effective tax rate for the current year was revised from 37% to 36%. The effect of the decrease in the tax provision was recorded in the current quarter, resulting in a 34.4% effective rate for the third quarter. The decrease resulted from the utilization of foreign tax credits and research and development credits during the period.

The effective tax rate for the nine months ended October 30, 1993 was 40% as compared to 36% in the current nine months. This decrease was primarily due to the increase in tax benefits realized from the amortization of certain intangible assets acquired in fiscal 1990, as a result of the resolution of an Internal Revenue Service audit.

                                 FURON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 29, 1994, net cash flow provided by operations was $6.7 million, a $5.0 million decrease from the same period of the prior year. The decrease is attributable to the unfavorable changes associated with accounts receivable and inventory levels of $5.9 and $3.4 million, respectively, as compared to changes in the same period of the prior year. These increases in working capital are due to higher sales volume. Additionally, there was an unfavorable change associated with income taxes payable of $3.0 million due to tax payments made in the current year pursuant to a settlement of prior Internal Revenue Service audits. This was partially offset by improved operating results and favorable changes to accounts payable, accrued liabilities and smaller favorable changes in other areas of the balance sheet.

Net cash flow provided by operations for the three months ended October 29, 1994 totaled $1.5 million, a $2.3 million decrease from the same period of the prior year. This decrease was primarily attributable to the impact of higher sales volume on working capital; accounts receivable in particular.

A portion of the net cash flow provided by operations for the nine months ended October 29, 1994 was used to fund capital expenditures of $8.5 million, an increase of $3.1 million over the first nine months of 1993. In addition, the Company made principal payments on long-term debt of $4.5 million. At October 29, 1994 the Company's ratio of long-term debt to equity equaled .25:1, an improvement from .33:1 at January 29, 1994.

At October 29, 1994, the Company's working capital was $54.7 million, an increase of $3.0 million from the prior year end. At October 29, 1994, the Company's ratio of current assets to current liabilities was 2.1:1, unchanged from January 29, 1994.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it could require the utilization of the remaining $30 million available from its existing credit facility or financing from other sources. Cash and cash equivalents at October 29, 1994 was $12.7 million.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Not applicable.

ITEM 5.      OTHER INFORMATION.

                 Not applicable.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)     Exhibits: None                                                              Page Number
                                                                                                 -----------
                     The exhibits listed in the accompanying index are
                     filed as part of this quarterly report.


                          Exhibit 11           Statement re:  Computation of Net
                                               Income Per Share                                      15

                          Exhibit 27           Financial Data Schedule                               16

             (b)     Reports on Form 8-K.

                     There were no reports on Form 8-K filed for the three months ended October 29, 1994.

                                 FURON COMPANY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FURON COMPANY

                                        ______________________________

                                                  REGISTRANT




/S/ MONTY A. HOUDESHELL                /S/ KOICHI HOSOKAWA
- - - ------------------------------         --------------------------------
Monty A. Houdeshell                    Koichi Hosokawa
Vice President,                        Controller
Chief Financial Officer
  and Treasurer





November 17, 1994