Form 10-K405
period 1995-01-28
FURON CO
filed 1995-03-22
CIK 37755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 28, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-8088

                                 FURON COMPANY
             (Exact name of registrant as specified in its charter)

                  California                          95-1947155
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

    29982 Ivy Glenn Drive, Laguna Niguel, CA             92677
    (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (714) 831-5350

           Securities registered pursuant to Section 12(b) of the Act on the NEW YORK STOCK EXCHANGE:

                        COMMON STOCK, WITHOUT PAR VALUE

                          COMMON STOCK PURCHASE RIGHTS

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                               -----

         As of January 31, 1995, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $184,500,000. As of March 20, 1995, the number of outstanding shares of Common Stock of the registrant was 8,848,014.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 1995 Annual Meeting of Shareholders (to be held on June 6, 1995) have been incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Furon(R) designs, develops and manufactures highly engineered components made primarily from specially formulated high performance polymer materials. Most of Furon's products are designed and engineered to meet specific requirements of customers in the industrial process, transportation, industrial equipment, electronics and healthcare industries.

The Company has historically expanded its operations through the acquisition and further development of businesses which manufacture and sell components to original equipment manufacturers and which possess similar technologies and serve similar markets. On January 31, 1995 the Company complemented the CHR(TM) brand of products that it acquired in 1989 with the acquisition of Custom Coating & Laminating Corporation's business devoted to the manufacture and sale of customized and standard specialty engineered products which rely on surface chemistry technology. (See Note 10 of the "Notes to Consolidated Financial Statements" for additional information concerning this acquisition.)

In addition to its acquisition activities, the Company has developed its business through the introduction of new product lines and improvements in its existing products and capabilities and operational methodologies. For example, in addition to the reorganization of its operations described below, the Company believes that its World Class Performance program continues to improve its operations through improved product quality and performance features, improved customer service, minimization of waste, manufacturing costs and inventories, reduced cycle times and increased employee productivity and involvement. Further, the Company continues to focus its technology center on the development of proprietary polymer compounds that can be used to produce high margin, differentiated polymer products.

In January 1992, the Company announced a restructuring program designed to improve profitability and sharpen the Company's focus on its higher margin materials technology operations and other primary objectives and strengths. An integral component of the restructuring was the divestiture of six businesses which were determined to no longer fit the Company's long-term strategic objectives. The Company sold two of the businesses in fiscal 1993 and three in fiscal 1994 and is pursuing the sale of the remaining business. For additional information concerning the restructuring program, see Note 2 of the "Notes to Consolidated Financial Statements."

Furon was incorporated in California in 1957 and changed its name from "The Fluorocarbon Company" to "Furon Company" in January 1990. Unless the context otherwise requires, the terms "Furon" and the "Company" are used in this report to refer to Furon Company and its subsidiaries.

- ------------------
(R)Furon is a registered trademark and (TM) CHR is a trademark of the Company.

OPERATIONS

Historically, the Company has conducted its operations in independent business units developed and organized around manufacturing capabilities and products and grouped from time to time based on varying product, market or other criteria. As part of the restructuring program, the Company began reorganizing its operations around its customers and strategic industries, rather than products, by introducing a new organizational structure that provided a flatter organization. This eliminated certain levels of operating group management and established a more market oriented focus by combining businesses to maximize the synergies of business units with complementary products and manufacturing capabilities. In fiscal 1995, the Company consolidated the diverse independent business unit operations into one Furon operating unit that is organized around customers in the industrial process, transportation, industrial equipment, electronics and healthcare industries. The Company believes that its current organizational structure will enable it to better serve its customers and grow its customer base, eliminate redundancies and other inefficiencies, and more fully leverage its technologies and other capabilities.


MARKETS AND PRODUCTS

The Company principally serves the industrial process, transportation, industrial equipment, electronics and healthcare industries, offering the following FURON(R) brand products: CHR(TM) pressure sensitive tapes, solid and sponge silicone rubber, PTFE and silicone coated fabrics, and release liners; DEKORON(R) control and instrumentation cable and wire, self-regulating heating and fiber optics cable; FELSTED(R) cables, control cables, and control systems; FLEXSEAL(TM) spiral wound and heat exchange metallic gaskets; FLOMED(TM) silicone rubber molded and extruded healthcare products; OMNISEAL(R) spring energized PTFE seals, lip seals, hydraulic seals, and metallic O-rings and C-rings; RULON(R) high performance polymer materials and molded, extruded and machined bearings and other components made from those materials; SYNFLEX(R) hydraulic hose, specialty hose, and tubing, couplings and accessories; UNITHERM(R) heated hose and steam traced, preinsulated and electrical traced tubing; and FURON(R) generic fabricated and extruded high performance plastic components, fluid handling products, and custom fabricated composite, urethane and polyimide foam components.

Furon's sales are generated primarily by its own salespersons located in most major industrial areas. The remaining sales are made by independent manufacturers' representatives and distributors. Most of the Company's customers are original equipment manufacturers, commercial or industrial construction companies or firms servicing the maintenance and replacement parts market or distributors to these markets. The Company's business is not dependent upon a single customer, or a few customers, and no single customer accounted for more than 5% of Furon's sales volume during any of the last three fiscal years. (For certain financial information concerning the Company's foreign and domestic operations and export sales, see Note 9 of the "Notes to Consolidated Financial Statements.")

- ------------------
(R)FURON, DEKORON, FELSTED, OMNISEAL, RULON, SYNFLEX and UNITHERM are registered trademarks, and (TM)CHR, FLEXSEAL and FLOMED are trademarks, of the Company.

COMPETITION

The Company competes with a large number of companies, some of which have greater financial resources, but none of which competes with the Company in more than a limited number of products. Depending on the product, the principal competitive factors for Furon are materials capability, engineering, design and process technology, quality, reliability and the ability to meet delivery dates. The Company believes that trade secrets are important to its proprietary products. To protect its trade secrets, the Company requires all salaried employees to enter into confidentiality agreements. While the Company holds many patents and trademarks with varying degrees of significance to its operations, the Company's business is not dependent upon any particular one.


BACKLOG OF ORDERS

Furon's backlog of unfilled orders at January 28, 1995 was $50,629,000 and $49,798,000 at January 29, 1994, a 2% increase. The backlog for continuing operations increased 5% to $49,785,000 at the end of fiscal 1995, from $47,450,000 the prior year. The increases in backlog reflect demand from most all industry groups served with the exception of the aerospace and commercial aircraft marketplace, whose orders were virtually flat. The most significant increases in orders resulted from strong demand in chemical processing, transportation and mobile equipment markets.

It is estimated that substantially all of Furon's backlog of orders at January 28, 1995 will be filled during the next 12 months, except for approximately $35,000 of backlog which is scheduled to be filled during the subsequent 12-month period. The lead time between receipt of orders and shipment of products, other than products for commercial aircraft, is typically a matter of weeks. Although many of Furon's orders contain cancellation clauses, Furon has seldom experienced significant cancellations of orders.


RAW MATERIALS

Furon purchases its raw materials, ranging from polymer resins to component parts, from numerous suppliers. The top resins used by the Company are PTFE and related resins, Nylon 11 sold under the trade name Rilsan(R), and silicone polymers. The Company purchases its requirements for PTFE and related resins and silicone polymers from the major suppliers of those resins, while Atochem Polymers is the Company's sole source for Rilsan. Rilsan is used primarily in the production of heavy duty air brake tubing. Alternative sources of material which can be substituted for Rilsan are available in the event a shortage of Rilsan develops.


RESEARCH AND DEVELOPMENT

For information concerning the amounts spent by the Company during the last three fiscal years on research and development activities, see Note 1 of the "Notes to Consolidated Financial Statements."


EMPLOYEES

At January 28, 1995, Furon employed 2,217 persons. Furon considers its employee relations to be good.

- ------------------
(R)Rilsan is a registered trademark of Atochem Polymers.

ENVIRONMENTAL LAWS

The Company from time to time incurs investigation, remedial response, voluntary clean-up and other costs associated with environmental matters. As of January 28, 1995, the Company's reserves for environmental matters totaled approximately $2,400,000. These reserves primarily relate to environmental costs associated with facilities that have been sold or closed. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, management does not expect those matters to have a material adverse effect on the capital expenditures, earnings or competitive position of the Company.

One of the Company's subsidiaries has been notified by the Environmental Protection Agency that it has been named as a potentially responsible party in connection with the cleanup of hazardous wastes at two sites, the Solvents Recovery Service of New England site in Southington, Connecticut (notified in June 1992), and the Gallups Quarry site in Plainfield, Connecticut (notified in April 1993). Since these matters are in their preliminary stages, no assurance can be given at this time concerning the ultimate outcome. However, based on preliminary investigations to determine the nature of the subsidiary's potential liability and the estimated amount of remedial costs necessary to clean up the sites, the Company presently does not expect these matters to have a material adverse effect on its consolidated financial position or results of operations. For information concerning an additional environmental proceeding in which the subsidiary is involved, see "Legal Proceedings" at Item 3 (Part I) of this report.

ITEM 2.  PROPERTIES

The Company currently manufactures its products at 23 plants of which 20 are in the United States, 2 in Belgium and 1 in England. Furon believes that its facilities are suitable for its business and adequate for its present needs, and that appropriate additional or substitute space is available, if needed, to accommodate physical expansion of the business in the foreseeable future. Certain information regarding the Company's plants is set forth below.

                                                   EXPIRATION
                                   SQUARE           OF LEASE
     LOCATION                      FOOTAGE           TERM(1)
     --------                      -------         ----------
     Mantua, OH                    151,000           8/31/32
     Aurora, OH                    148,000           8/31/32
     Seattle, WA                   116,000           1/31/97
     New Haven, CT                 110,000           8/31/32
     Bristol, RI                   106,000           8/31/32
     Anaheim, CA                    91,000           7/31/10
     Mickleton, NJ                  86,000           8/31/32
     Worcester, MA                  76,000               (2)
     Los Alamitos, CA               74,000          12/14/03
     Mt. Pleasant, TX               67,000           8/31/32
     Houston, TX                    65,000           4/30/02
     Mundelein, IL                  60,000           8/31/00
     Kent, OH                       50,000           1/06/01
     Gembloux, Belgium              49,000               (2)
     Sunnyvale, CA                  27,000           10/1/95
     Fremont, CA                    30,000           7/30/96
     Cape Coral, FL                 30,000           5/31/06
     Aurora, OH                     30,000               (2)
     Kontich, Belgium               30,000          11/30/99
     Holmesville, OH                28,000               (2)
     Rolling Meadows, IL            26,000               (2)
     Maxey, England                 14,000           8/31/96
     North Bennington, VT           13,000          10/31/96

     (1) Assumes that existing renewal options are exercised. For further information concerning the Company's lease commitments, see Note 5 of the "Notes to Consolidated Financial Statements."

     (2) Plants owned by the Company; all other plants listed above are leased.

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time named as a defendant in various lawsuits. The Company vigorously defends all lawsuits brought against it, unless a reasonable settlement appears appropriate. The Company believes that the ultimate resolution of the actions currently pending should not have a material adverse effect on its consolidated financial condition.

On January 18, 1995, the Company and CHR Industries, Inc., a wholly owned subsidiary of the Company ("CHR"), were served with a civil complaint filed in the Superior Court of the State of Connecticut by the State's Commissioner of Environmental Protection. The plaintiff alleges that certain aspects of CHR's container management, discharges, record keeping and training violated the State's water pollution control laws and hazardous waste laws. The complaint seeks substantial penalties and injunctive relief from further violations of these laws. CHR is pursuing settlement negotiations with the State and expects to resolve this matter for an amount between $75,000 and $140,000 and appropriate injunctive relief.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 28, 1995.

OFFICERS OF FURON

Furon's executive and other officers are as follows:

Name                            Age        Position/Business Experience
- ----                            ---        ----------------------------
EXECUTIVE OFFICERS

J. Michael Hagan                 55        Chairman of the Board

                                           Mr. Hagan has been employed by the
                                           Company since 1967 and was promoted
                                           to Division Manager in 1969, elected
                                           Vice President in 1975, and served
                                           as a director and President from
                                           1980 to June 1991 when he was
                                           appointed Chairman of the Board.

Terrence A. Noonan               57        President and Director

                                           Mr. Noonan has been the President of
                                           Furon since June 1991 and was elected
                                           as a director in August 1991.  From
                                           1989 to June 1991, he served as an
                                           Executive Vice President in charge of
                                           various operations.  He joined Furon
                                           in 1987 as a Vice President, having
                                           previously served  since 1980 as a
                                           Group General Manager of Eaton
                                           Corporation, a diversified
                                           manufacturing company.

Monty A. Houdeshell              46        Vice President, Chief Financial
                                           Officer and Treasurer

                                           Mr. Houdeshell joined the Company in
                                           1988 as Vice President, Chief Financial
                                           Officer and Treasurer and also served
                                           as Secretary from 1988 to February 1991.
                                           From 1985 to 1988, Mr. Houdeshell served
                                           as Vice President, Chief Financial
                                           Officer and Treasurer of Oak Industries,
                                           Inc., a manufacturer of electronic
                                           components and controls.

OTHER OFFICERS

Koichi Hosokawa                  46        Controller

                                           Mr. Hosokawa joined the Company in 1988 as
                                           Controller.  From 1982 to 1988, Mr. Hosokawa
                                           was Corporate Controller of Acme Holding,
                                           Inc., a hardware manufacturing subsidiary of
                                           The Stanley Works.

Donald D. Bradley                39        General Counsel and Secretary

                                           Mr. Bradley joined the Company in June 1990
                                           as Senior Attorney and Assistant Secretary
                                           and was named Corporate Secretary in February
                                           1991 and General Counsel in February 1992.
                                           Previously, he was a Special Counsel with
                                           O'Melveny & Myers, an international law firm
                                           with which he had been associated since 1982.

All officers of the Company are elected annually by and serve at the pleasure of the Board of Directors. There are no family relationships among any of Furon's officers.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has traded on the New York Stock Exchange under the trading symbol "FCY" since March 8, 1995. Previously, it traded on the NASDAQ National Market System under the trading symbol "FCBN." As of March 20, 1995, the Company had approximately 1,211 holders of record of its Common Stock. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company's Common Stock as reported by NASDAQ and (ii) the amount per share of cash dividends paid by the Company with respect to its Common Stock.


                                                 YEARS ENDED
                    ---------------------------------------------------------------------
                              JANUARY 28, 1995                   JANUARY 29, 1994
                    ---------------------------------    --------------------------------
QUARTER               HIGH         LOW       DIVIDEND      HIGH        LOW       DIVIDEND
- -------               ----         ---       --------      ----        ---       --------
First               $ 18-1/2    $ 15-1/4       $.06      $ 18-1/2    $ 15-1/4      $.06
Second                18-1/2      14-1/4        .06        17-1/4      14           .06
Third                 21          15-3/4        .06        15          14-1/4       .06
Fourth                23          19-1/4        .06        17-1/4      14           .06

Future dividends will be considered by the Board of Directors taking into account the Company's profit levels and capital requirements as well as financial and other conditions existing at the time.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years in the period ended January 28, 1995 should be read in conjunction with, and is qualified by, the more detailed information and consolidated financial statements included in Item 8 (Part II), "Consolidated Financial Statements and Supplementary Data."

                                                                             Years ended
                                             ---------------------------------------------------------------------------
IN THOUSANDS, EXCEPT                         January 28,     January 29,     January 30,     February 1,     February 2,
SHARE AND PER SHARE AMOUNTS                     1995            1994            1993            1992            1991
- ------------------------------------------------------------------------------------------------------------------------
Net sales                                    $  312,060      $  285,194      $  300,107      $  306,170      $  326,920
Cost of sales                                   217,827         204,727         213,932         224,781         231,768
                                             ----------      ----------      ----------      ----------      ----------
Gross profit                                     94,233          80,467          86,175          81,389          95,152
Selling, general and administrative
  expenses                                       77,368          66,458          71,782          73,491          72,970
Restructuring charge                                  -               -               -          23,650               -
Unusual and nonrecurring charges                      -               -               -           8,371               -
Other (income), net                              (3,126)         (2,296)         (2,363)         (2,104)         (2,640)
Interest expense                                  2,394           3,337           4,243           5,824           9,420
                                             ----------      ----------      ----------      ----------      ----------
Income (loss) before income taxes                17,597          12,968          12,513         (27,843)         15,402
Provision (benefit) for income taxes              6,159           4,798           5,256          (5,501)          6,309
                                             ----------      ----------      ----------      ----------      ----------
Net income (loss)                            $   11,438      $    8,170      $    7,257      $  (22,342)     $    9,093
                                             ==========      ==========      ==========      ==========      ==========
Net income (loss) per share:
    Primary                                  $     1.27      $     0.92      $     0.84      $    (2.65)     $     1.17
                                             ==========      ==========      ==========      ==========      ==========
    Fully diluted                                   N/A             N/A             N/A             N/A      $     1.11
                                                                                                             ==========
Weighted average number of common
  shares and equivalents outstanding:
    Primary                                   8,992,926       8,859,200       8,681,606       8,439,121       7,803,022
    Fully diluted                                   N/A             N/A             N/A             N/A       8,655,347
Cash dividends per share                     $     0.24      $     0.24      $     0.24      $     0.24      $     0.24
At year end:
    Total assets                             $  179,873      $  175,224      $  174,229      $  181,021      $  207,197
    Total long-term obligations              $   32,791      $   38,795      $   43,488     $     54,088     $   64,295
    Total stockholders' equity               $   91,599      $   80,815      $   75,247     $     71,017     $   97,412

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales during fiscal year 1995 were 9% higher than in fiscal year 1994.
When removing the effect of the businesses held for sale, sales increased 14%. The increases came from most all industry groups served with the exception of the aerospace and commercial aircraft marketplace, whose sales were virtually flat. The most significant increases in revenue resulted from strong demand in chemical processing, transportation and mobile equipment markets.
Thermoplastic wire and cable, as well as truck controls and brake hose, hydraulic, pneumatic and paint hose, bearing and seals and tubing products were particularly strong. European operations also contributed with improved sales. A healthier economy in Europe provided improved demand across all product lines, and coupled with stronger foreign currency rates resulted in increased dollar sales.

When comparing fiscal 1994, consolidated sales were 5% lower than in fiscal 1993. However, when removing the effect of the divested businesses, sales increased slightly.

The gross profit percentage for fiscal year 1995 has improved from 28.2% to 30.2% as compared to the prior fiscal year. The improvement in gross margin is primarily attributable to the Company's focus on increasing productivity and cost reduction. All components of cost of sales benefited this improved margin. When removing the impact of the business held for sale, the gross profit percentage improved from 29.2% to 30.7%. Most of this improvement is attributable to lower material and overhead costs as a percentage of sales.
The gross profit percentage decreased from 28.7% in fiscal year 1993 to 28.2% in fiscal year 1994. This decrease was the result of increased material usage offset somewhat by reductions in variable overhead. When removing the effect of the divested business gross profit decreased from 30.4% in fiscal year 1993 to 29.2% in fiscal year 1994.

Selling, general and administrative expenses as a percentage of sales were 24.8%, 23.3% and 23.9% for fiscal years 1995, 1994 and 1993, respectively. A portion of the increase is due to increased selling expense as the Company put forth significant efforts to improve its customer and market focus. General and administrative expenses have increased over the prior year mainly as a result of the implementation of the new operating structure, as discussed in
Item 1 under "Operations". Significant expenditures include professional fees incurred in connection with various consulting projects, travel, communications and early phase out of information systems impacted by implementing the new strategy. Additionally, general and administrative expense was affected by costs associated with the search and evaluation of potential acquisition candidates. Research and development costs were up as the Company increased its focus on new product development.

Interest expense decreased by 28% in fiscal year 1995 as compared to fiscal year 1994. Lower expense is due to a $6 million decrease in amounts owing under the Company's bank credit facility. Interest expense decreased 21% in fiscal year 1994 as compared to fiscal year 1993 for the same reason.

Pretax results of operations improved 36% from a profit of $13.0 million in fiscal year 1994 to a profit of $17.6 million in fiscal year 1995. This significant improvement in profitability is the result of higher sales volumes and substantially lower manufacturing cost as a percentage of sales. This combination, and a sustained reduction of interest expense, was more than enough to offset increased operating expenses incurred with implementing the new operating structure and strategy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Sales from divested businesses represent 3%, 7%, and 12% of the revenue for fiscal years 1995, 1994 and 1993, respectively. Included in other expense (income) net, is the elimination of $500,000 and $363,000 of pretax profit from fiscal year 1995 and 1994, respectively, and $162,000 pretax loss from fiscal year 1993 for the divested businesses.

The Company's effective tax rate for fiscal year 1995 was 35% as compared to 37% in fiscal year 1994 and 42% in fiscal year 1993. The lower effective tax rate in fiscal 1995, as compared to fiscal year 1994, was primarily due to a reduction of the effect of foreign taxes as well as increased tax benefits from the Company's export sales corporation. The lower effective tax rate for the fiscal year 1994, as compared to fiscal year 1993, was primarily due to an increase in tax benefits realized from the amortization of certain intangibles, acquired in 1990, as a result of a resolution of an Internal Revenue Service audit.


LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 1995, cash provided by operations decreased 62% over fiscal year 1994, to approximately $7.9 million. The decrease is primarily due to cash used to fund noncash working capital increases of $18.3 million ($2.8 million source of cash in fiscal 1994). The significant components of this change was the growth of both accounts receivable and inventory over the respective prior years. Heavy volume of shipments in late January and a build up of stock to improve response time are primarily responsible. Additionally, income taxes payable decreased as a result of cash settlements for various prior years' (1988-1991) Internal Revenue Service audits.

On January 28, 1995 the Company's working capital was $54.7 million, an increase of $3.1 million from the prior year. The Company's ratio of current assets to current liabilities was approximately 2.2:1. Capital expenditures totaled $12.9 million and were primarily for renovating existing facilities, leasehold improvements or replacement of existing equipment in addition to implementation of the new operating systems to support the structure referred to above. Bank borrowings were further reduced during the year by $6 million.

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its long-term debt. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing.

On January 31, 1995 the Company acquired certain assets of Custom Coating & Laminating Corporation. The Company paid $24 million ($18 million of which was borrowed under the Company's unsecured revolving facility), assumed certain liabilities approximating $2.4 million, and may pay up to an additional $4 million based on product sales over the next three fiscal years.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it would require the utilization of the remaining $30 million (as of January 28, 1995, and $12 million after the acquisition noted above) available from its existing credit facility or financing from other sources.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

One of the Company's subsidiaries has been notified by the Environmental Protection Agency that it has been named as a potentially responsible party in connection with the cleanup of hazardous wastes at two sites, the Solvents Recovery Service of New England site in Southington, Connecticut (notified in June 1992), and the Gallups Quarry site in Plainfield, Connecticut (notified in April 1993). Since these matters are in their preliminary stages, no assurance can be given at this time concerning the ultimate outcome. However, based on preliminary investigations to determine the nature of the subsidiary's potential liability and the estimated amount of remedial costs necessary to clean up the sites, the Company presently does not expect these or other known matters to have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Furon Company

We have audited the accompanying consolidated balance sheets of Furon Company as of January 28, 1995 and January 29, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Furon Company at January 28, 1995 and January 29, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP


Orange County, California
March 8, 1995

                                 FURON COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  YEARS ENDED
                                                             -----------------------------------------------------
                                                             JANUARY 28,          JANUARY 29,          JANUARY 30,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                          1995                 1994                 1993
- ------------------------------------------------------------------------------------------------------------------
Net sales                                                     $ 312,060            $ 285,194            $ 300,107

Cost of sales                                                   217,827              204,727              213,932
                                                              ---------            ---------            ---------
Gross profit                                                     94,233               80,467               86,175

Selling, general and administrative
  expenses                                                       77,368               66,458               71,782

Other (income), net                                              (3,126)              (2,296)              (2,363)

Interest expense                                                  2,394                3,337                4,243
                                                              ---------            ---------            ---------
Income before income taxes                                       17,597               12,968               12,513

Provision for income taxes                                        6,159                4,798                5,256
                                                              ---------            ---------            ---------
Net income                                                    $  11,438            $   8,170            $   7,257
                                                              =========            =========            =========
Net income per share of
  Common Stock                                                $    1.27            $    0.92            $    0.84
                                                              =========            =========            =========

See accompanying notes.

                                 FURON COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                              JANUARY 28,     JANUARY 29,
IN THOUSANDS                                                     1995            1994
- -----------------------------------------------------------------------------------------
Current assets:

  Cash and cash equivalents                                    $   6,475       $  18,483

  Accounts receivable, less allowance for
    doubtful accounts of $696 in 1995
    and $632 in 1994                                              48,955          38,085

  Inventories                                                     31,197          26,279

  Deferred tax benefit                                             8,215           9,154

  Prepaid expenses and other assets                                6,843           5,836
                                                               ---------       ---------

Total current assets                                             101,685          97,837

Property, plant and equipment, at cost:

  Land                                                               456             448

  Buildings and leasehold improvements                            13,868          13,048

  Machinery and equipment                                         99,718          87,599
                                                               ---------       ---------

                                                                 114,042         101,095

  Less accumulated depreciation and amortization                 (61,981)        (52,664)
                                                               ----------      ----------

Net property, plant and equipment                                 52,061          48,431

Intangible assets, at cost, less accumulated amortization
  of $23,739 in 1995 and $20,308 in 1994                          17,953          21,359

Other assets                                                       8,174           7,597
                                                               ---------       ---------

                                                               $ 179,873       $ 175,224
                                                               =========       ==========

See accompanying notes.

                                 FURON COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        JANUARY 28,             JANUARY 29,
IN THOUSANDS, EXCEPT SHARE DATA                                            1995                    1994
- -----------------------------------------------------------------------------------------------------------
Current liabilities:

  Accounts payable                                                      $  19,093               $  15,465

  Salaries, wages and related benefits payable                             10,508                  10,073

  Current portion of long-term debt                                         8,004                   6,013

  Income taxes payable                                                        770                   4,474

  Other current liabilities                                                 8,585                  10,173
                                                                        ---------               ---------

Total current liabilities                                                  46,960                  46,198

Long-term debt due after one year                                          12,752                  20,750

Other long-term liabilities                                                20,039                  18,045

Deferred taxes                                                              8,523                   9,416

Commitments and contingencies

Stockholders' equity:

  Capital stock:

       Preferred stock without par value,
       2,000,000 shares authorized, none
       issued or outstanding                                                    -                       -

       Common stock without par value,
       15,000,000 shares authorized,
       8,800,164 and 8,625,706 shares
       issued and outstanding in 1995 and
       1994, respectively.                                                 36,280                  35,320

  Foreign currency translation adjustment                                     419                  (1,034)

  Unearned ESOP shares                                                     (3,112)                 (2,688)

  Unearned compensation                                                      (885)                   (709)

  Additional pension liability                                               (379)                      -

  Retained earnings                                                        59,276                  49,926
                                                                        ---------               ---------

Total stockholders' equity                                                 91,599                  80,815
                                                                        ---------               ---------

                                                                        $ 179,873               $ 175,224
                                                                        =========               =========

See accompany notes.

                                FURON COMPANY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

IN THOUSANDS, EXCEPT SHARE AMOUNTS
- -------------------------------------------------------------------
YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 AND JANUARY 30, 1993

                                                                            Foreign
                                                Common Stock                Currency         Unearned
                                         --------------------------        Translation         ESOP
                                           Shares           Amount         Adjustment         Shares
- ---------------------------              ------------------------------------------------------------
BALANCE AT FEBRUARY 1, 1992              8,446,029         $33,803          $   976          $(2,065)
- ---------------------------              ------------------------------------------------------------
Cash dividends                                   -               -                -                -
Exercise of stock options                   99,147             668                -                -
Retired shares                             (22,432)           (329)               -                -
Grant of restricted shares, net of
  cancellations                             40,700             486                -                -
Amortization of unearned
  compensation                                   -               -                -                -
Foreign currency translation
  adjustment                                     -               -             (465)               -
Loan to ESOP                                     -               -                -           (1,391)
Principal payment from ESOP                      -               -                -              384
Net income                                       -               -                -                -
- ---------------------------              ------------------------------------------------------------
BALANCE AT JANUARY 30, 1993              8,563,444          34,628              511           (3,072)
- ---------------------------              ------------------------------------------------------------
Cash dividends                                   -               -                -                -
Exercise of stock options                   56,774             539                -                -
Retired shares                             (10,412)           (172)               -                -
Grant of restricted shares, net of
  cancellations                             15,900             325                -                -
Amortization of unearned
  compensation                                   -               -                -                -
Foreign currency translation
  adjustment                                     -               -           (1,545)               -
Principal payment from ESOP                      -               -                -              384
Net income                                       -               -                -                -
- ---------------------------              ------------------------------------------------------------
BALANCE AT JANUARY 29, 1994              8,625,706          35,320           (1,034)          (2,688)
- ---------------------------              ------------------------------------------------------------
Cash dividends                                   -               -                -                -
Exercise of stock options                  349,272           5,018                -                -
Retired shares                            (218,529)         (4,763)               -                -
Grant of restricted shares, net of
  cancellations                             43,715             705                -                -
Amortization of unearned
  compensation                                   -               -                -                -
Foreign currency translation
  adjustment                                     -               -            1,453                -
Loan to ESOP                                     -               -                -             (808)
Principal payment from ESOP                      -               -                -              384
Excess of additional pension liability
  over unrecognized net transition
  obligation                                     -               -                -                -
Net income                                       -               -                -                -
- ---------------------------              ------------------------------------------------------------
BALANCE AT JANUARY 28, 1995              8,800,164         $36,280          $   419          $(3,112)
- ---------------------------              ------------------------------------------------------------

                                                                                         Total
                                         Unearned      Additional                        Stock-
                                         Compen-         Pension        Retained        holders'
                                         sation         Liability       Earnings         Equity
- ---------------------------              -------------------------------------------------------
BALANCE AT FEBRUARY 1, 1992              $(313)             -          $38,616         $71,017
- ---------------------------              ------------------------------------------------------
Cash dividends                               -              -           (2,049)         (2,049)
Exercise of stock options                    -              -                -             668
Retired shares                               -              -                -            (329)
Grant of restricted shares, net of
  cancellations                           (486)             -                -               -
Amortization of unearned
  compensation                             155              -                -             155
Foreign currency translation
  adjustment                                 -              -                -            (465)
Loan to ESOP                                 -              -                -          (1,391)
Principal payment from ESOP                  -              -                -             384
Net income                                   -              -            7,257           7,257
- ---------------------------              -------------------------------------------------------
BALANCE AT JANUARY 30, 1993               (644)             -           43,824          75,247
- ---------------------------              -------------------------------------------------------
Cash dividends                               -              -           (2,068)         (2,068)
Exercise of stock options                    -              -                -             539
Retired shares                               -              -                -            (172)
Grant of restricted shares, net of
 cancellations                            (325)             -                -               -
Amortization of unearned
  compensation                             260              -                -             260
Foreign currency translation
  adjustment                                 -              -                -          (1,545)
Principal payment from ESOP                  -              -                -             384
Net income                                   -              -            8,170           8,170
- ---------------------------              ------------------------------------------------------
BALANCE AT JANUARY 29, 1994               (709)             -           49,926          80,815
- ---------------------------              ------------------------------------------------------
Cash dividends                               -              -           (2,088)         (2,088)
Exercise of stock options                    -              -                -           5,018
Retired shares                               -              -                -          (4,763)
Grant of restricted shares, net of
  cancellations                           (705)             -                -               -
Amortization of unearned
  compensation                             529              -                -             529
Foreign currency translation
  adjustment                                 -              -                -           1,453
Loan to ESOP                                 -              -                -            (808)
Principal payment from ESOP                  -              -                -             384
Excess of additional pension liability
  over unrecognized net transition
  obligation                                 -           (379)               -            (379)
Net income                                   -              -           11,438          11,438
- ---------------------------              ------------------------------------------------------
BALANCE AT JANUARY 28, 1995              $(885)         $(379)         $59,276         $91,599
- ---------------------------              ------------------------------------------------------

See accompanying notes.

                                 FURON COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED
                                                                           -------------------------------------------
                                                                           JANUARY 28,      JANUARY 29,    JANUARY 30,
IN THOUSANDS              1995                                                1994              1993
- ----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                               $  11,438         $  8,170       $   7,257
  Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation                                                            9,540            8,547           8,412
       Amortization                                                            3,961            3,660           3,742
       Provision for losses on accounts receivable                               303              254             352
       Increase in deferred income taxes                                          46               65           1,414
       Loss on sale of assets and divestitures                                    15              390             290
  Working capital changes:
       Accounts receivable                                                   (11,173)          (4,525)          1,569
       Inventories                                                            (4,918)           1,129           2,755
       Accounts payable and accrued liabilities                                4,063            3,964            (279)
       Income taxes payable                                                   (3,704)           2,913           1,343
       Other current assets and liabilities, net                              (2,561)            (653)            463
                                                                           ---------         --------       ---------
                                                                             (18,293)           2,828           5,851
  Changes in other long-term operating assets and liabilities                    842           (3,091)          4,531
                                                                           ---------         --------       ---------

      Net cash provided by operating activities                                7,852           20,823          31,849

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                 (12,912)          (8,458)         (6,728)
  Proceeds from sale of divestitures                                             543            9,772           1,290
  Proceeds from sale of equipment                                                185              618             219
  Proceeds from notes receivable                                                 429            2,416              67
  Increase in notes receivable                                                  (810)          (4,933)         (1,013)
                                                                           ---------         --------       ---------
      Net cash used in investing activities                                  (12,565)            (585)         (6,165)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                                     8               27               -
  Principal payments on long-term debt                                        (6,015)          (8,471)        (13,524)
  Proceeds from issuance of common stock                                         255              367             339
  Principal payments received from ESOP                                          384              384             384
  Dividends paid on common stock                                              (2,088)          (2,068)         (2,049)
  Loan to ESOP                                                                  (808)               -          (1,391)
                                                                           ---------         --------       ---------
      Net cash used in financing activities                                   (8,264)          (9,761)        (16,241)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          969           (1,441)           (478)
                                                                           ---------         --------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (12,008)           9,036           8,965
                                                                           ---------         --------       ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                18,483            9,447             482
                                                                           ---------         --------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $   6,475         $ 18,483       $   9,447
                                                                           =========         ========       =========

See accompanying notes.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Furon Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

Consolidated Statements of Cash Flows

Excess cash is invested in income-producing investments including commercial paper, money market accounts, overnight repurchase agreements and short-term certificates of deposit with original maturities of less than three months. These investments are stated at cost which approximates market. Included in other income is interest and dividend income from investments of $677,000, $490,000, and $198,000 in fiscal 1995, 1994 and 1993, respectively.

Interest paid in fiscal 1995, 1994 and 1993 was $2,451,000, $3,536,000, and
$4,170,000, respectively.

Income taxes paid in fiscal 1995, 1994 and 1993 was $8,500,000, $1,800,000, and
$2,700,000, respectively.

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                              JANUARY 28,     JANUARY 29,
IN THOUSANDS                                      1995            1994
- -------------------------------------------------------------------------
Raw materials and purchased parts              $ 12,482        $ 11,333
Work-in-process                                   9,153           6,865
Finished goods                                    9,562           8,081
                                               --------        --------
                                               $ 31,197        $ 26,279
                                               ========        ========

Property, Plant and Equipment

Depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings                                                       25-45 years
Machinery and equipment                                          3-18 years
Leasehold improvements                Term of the lease (including options)

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. At January 28, 1995, the Company had no significant concentrations of credit risk.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense, including application engineering, for fiscal 1995, 1994 and 1993 was $7,125,000, $6,103,000, and $6,259,000, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income. Continuous research and development is necessary for the Company to maintain its competitive position.

Intangible Assets

Intangible assets acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                                JANUARY 28,     JANUARY 29,
IN THOUSANDS                                       1995            1994
- ---------------------------------------------------------------------------
Goodwill                                         $    328        $    351
Other intangible assets                            17,625          21,008
                                                 --------        --------
                                                 $ 17,953        $ 21,359
                                                 ========        ========

Goodwill is amortized over periods ranging from 25 to 40 years. Other intangible assets are amortized over periods ranging from 5 to 25 years. Generally, goodwill is not deductible for income tax purposes, while the Company does receive a tax benefit for amortization of other intangible assets.

Translation of Foreign Currencies

Foreign subsidiary financial statements are translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translations." The resulting cumulative foreign currency translation adjustment is reported separately in stockholders' equity. Transaction gains and losses included in results of operations were not significant in fiscal 1995, 1994 and 1993. The functional currency of the Company's foreign operations is the respective local currency.

Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding and common share equivalents resulting from dilutive stock options outstanding in each of the three years in the period ended January 28, 1995. The number of shares used in the computation was 8,992,926, 8,859,200 and 8,681,606, respectively.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


2.    RESTRUCTURING CHARGES

During fiscal 1992, the Company implemented a comprehensive restructuring program designed to improve profitability and improve the Company's focus on its primary objectives and strengths. Accordingly, a pretax charge of $23.7 million, primarily related to the estimated loss on the disposal of six of the Company's businesses which did not meet its long-term strategy and product line divestitures, was recorded. Two of the businesses were sold in fiscal 1993, three were sold in fiscal 1994, and one business continues to be held for sale.

As of January 28, 1995, the remaining reserve was approximately $5.2 million ($7.9 million at January 29, 1994). The change in the reserve during fiscal 1995 was primarily attributable to payments on consulting and non-compete agreements and abandoned leases related to the divested businesses. These payments have been offset by $500,000 of income earned from the business held for sale which has been deferred until the ultimate disposal of the business. The remaining reserve relates primarily to the expected loss on the sale of the remaining business, environmental remediation contingencies, consulting and non-compete obligations, and lease commitments from unutilized facilities related to the divested businesses.

The net assets of the business held for sale, carried at their estimated net realizable value, are included in other current and long-term assets and the other remaining reserves are included in other current and long-term liabilities in the accompanying consolidated balance sheet.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


3.       INCOME TAXES

The provision (benefit) for income taxes for the three years ended January 28, 1995 consists of the following:

IN THOUSANDS                   CURRENT          DEFERRED            TOTAL
- -------------------------------------------------------------------------------
1995:
      Federal                  $ 4,714          $   (79)           $ 4,635
      Foreign                      848                -                848
      State                        551              125                676
                               --------         --------           --------
                               $ 6,113          $    46            $ 6,159
                               ========         ========           ========

1994:
      Federal                  $ 3,810          $  (368)           $ 3,442
      Foreign                      472                -                472
      State                        451              433                884
                               --------         --------           --------
                               $ 4,733          $    65            $ 4,798
                               ========         ========           ========

1993:
      Federal                  $ 2,124          $ 1,625            $ 3,749
      Foreign                    1,054                -              1,054
      State                        664             (211)               453
                               --------         --------           --------
                               $ 3,842          $ 1,414            $ 5,256
                               ========         ========           ========

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


3.    INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate for the following reasons:


                                 JANUARY 28, 1995      JANUARY 29, 1994      JANUARY 30, 1993
DOLLARS IN THOUSANDS             AMOUNT        %       AMOUNT        %       AMOUNT        %
- ------------------------------------------------------------------------------------------------
Statutory federal
  provision                     $ 6,159       35.0     $ 4,539       35.0    $ 4,254       34.0

Realization of restruct-
  uring reserves                      -          -           -          -       (248)      (2.0)

State and local taxes,
  net of federal tax
  benefit                         1,076        6.1         832        6.4        640        5.1

Realization of depreciable
  and amortizable assets             25        0.1          34        0.3        446        3.6

Effect of foreign taxes            (145)      (0.8)        104        0.8        289        2.3

Research and
  experimental credit              (424)      (2.4)       (303)      (2.3)       (65)      (0.5)

Export sales corporation
  benefit                          (393)      (2.2)       (243)      (1.9)      (114)      (0.9)

Other                              (139)      (0.8)       (165)      (1.3)        54        0.4
                                --------   --------    --------   --------   --------   --------
                                $ 6,159       35.0     $ 4,798       37.0    $ 5,256       42.0
                                ========   ========    ========   ========   ========   ========

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995

3.    INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              JANUARY 28,    JANUARY 29,
IN THOUSANDS                                     1995           1994
- -------------------------------------------------------------------------------
Deferred tax liabilities:
      Tax over book depreciation              $ (4,923)      $ (6,095)

Deferred tax assets:
      Inventories                                1,007            856
      Restructuring reserves                     5,510          7,008
      Accruals recognized in
        different periods for tax
        than financial reporting                 1,320          1,952
                                              ---------       --------
      Total assets                               7,837          9,816

Valuation allowance for realization
  of and payment for restructuring
  reserves and depreciable assets               (3,222)        (3,983)
                                              ---------      ---------
Net deferred assets                              4,615          5,833
                                              ---------      ---------
Total deferred taxes                          $   (308)      $   (262)
                                              =========      =========

Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of certain foreign subsidiaries and affiliates aggregating $6,000,000 at January 28, 1995. Management's intention is to reinvest such undistributed earnings outside the United States for an indefinite period except for distributions upon which incremental U.S. income taxes would not be material. Any withholding taxes ultimately paid, which could approximate $300,000, may be recoverable as foreign tax credits in the United States.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


3.    INCOME TAXES (CONTINUED)

During the fourth quarter of fiscal 1995 the Company resolved the Internal Revenue Service audit for fiscal years 1988 and 1989 relating to the purchase price allocation of an acquisition made in fiscal 1988. This resolution did not have a material effect on the Company's financial position or results of operations.

During the fourth quarter of fiscal 1994 the Company resolved the Internal Revenue Service audit for fiscal years 1990 and 1991. It was determined that the Company had provided sufficient income tax expense for the resolution of the 1990 and 1991 audits as of fiscal 1993, and beginning with fourth quarter fiscal 1994, the Company has decreased the taxes provided for the issues resolved in this audit.


4.    LONG-TERM DEBT

On January 28, 1994, the Company amended and restated its loan agreement with a syndicate of banks. The amended agreement provides the Company with a 364-day $30,000,000 unsecured revolving facility and a four-year $26,750,000 unsecured term facility. Under the terms of the agreement, the Company may borrow at the prevailing prime rate or at a rate based on the LIBOR rate. Any amount which may be outstanding on the revolving facility at the end of the Company's fiscal year will convert to a term loan payable in equal installments over two years. In addition, the Company pays a commitment fee of 1/4% on the unused portion of the revolving facility, and is subject to performance grid pricing based upon a Fixed Charge Coverage Ratio.

At January 28, 1995, the balance of the term facility totaled $20,750,000. There were no borrowings outstanding under the revolving facility. Borrowing rates during the year ranged from 3.88% to 6.69% (6.69% at January 28, 1995). The commitment under the term facility reduces by $2,000,000 each quarter and expires on August 29, 1997.

In order to reduce the impact of changes in interest rates on its variable rate borrowings, the Company entered into an 8-year Interest Rate Swap agreement with a commercial bank in August 1988. The notional amount of the swap, which decreases $2,000,000 each quarter, totaled $14,000,000 at January 28, 1995.
The swap agreement effectively changes the Company's interest rate on the majority of its variable borrowings to a fixed interest rate of 9.938% plus a 3/4% spread.

Due to the fact that the swap agreement increases the effective rate of the Company's borrowings, the Company is not exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap agreement. The fair market value of this off balance sheet instrument as determined by an independent third party at January 28, 1995 is $407,000.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


4.    LONG-TERM DEBT (CONTINUED)

Long-term debt is summarized as follows:

                                              JANUARY 28,     JANUARY 29,
IN THOUSANDS                                     1995             1994
- -------------------------------------------------------------------------
Loans under bank credit agreements              $ 20,750        $ 26,750
Other                                                  6              13
                                                --------        --------
Total                                             20,756          26,763
Less current portion                              (8,004)         (6,013)
                                                --------        --------
Due after one year                              $ 12,752        $ 20,750
                                                ========        ========


5.    COMMITMENTS AND CONTINGENCIES

At January 28, 1995, the Company is obligated under non-cancelable leases of real property and equipment used in its operations for minimum annual rentals plus insurance and taxes. Amounts payable under these obligations are as follows:

               Fiscal years ended              In thousands
               ------------------              ------------
                  1996                           $  8,156
                  1997                              6,984
                  1998                              5,881
                  1999                              5,210
                  2000                              4,205
                  2001 to 2005                     16,575
                  2006 to 2010                      6,885

Certain leases contain escalation provisions for periodic adjustments based on certain indices. Rental expense for the three years in the period ended January 28, 1995 was $7,956,000, $7,952,000, and $7,924,000, respectively.

At January 28, 1995, the Company is obligated under irrevocable letters of credit totaling $3,225,000.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


5.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

At January 28, 1995, the Company had approximately $1.5 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized gains/losses from hedging activities were not material as of January 28, 1995.

The Company is currently involved in litigation arising in the normal course of business. Management of the Company is of the opinion that such litigation will not have a material effect on the Company's consolidated financial position or results of operations.

The Company from time to time incurs investigation, remedial response, voluntary clean-up and other costs associated with environmental matters. As of January 28, 1995, the Company's reserves for environmental matters totaled approximately $2,400,000. These reserves primarily relate to environmental costs associated with facilities that have been sold or closed. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, management does not expect those matters to have a material adverse effect on the Company's consolidated financial position or results of operations.

One of the Company's subsidiaries has been notified by the Environmental Protection Agency that it has been named as a potentially responsible party in connection with the cleanup of hazardous wastes at two sites, the Solvents Recovery Service of New England site in Southington, Connecticut (notified in June 1992), and the Gallups Quarry site in Plainfield, Connecticut (notified in April 1993). Since these matters are in their preliminary stages, no assurance can be given at this time concerning the ultimate outcome. However, based on preliminary investigations to determine the subsidiary's potential liability and the estimated amount of remedial costs necessary to clean up the sites, the Company presently does not expect these matters to have a material adverse effect on its consolidated financial position or results of operations.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


6.    STOCKHOLDERS' EQUITY

Stock Incentive Plan

Under the Company's 1982 Stock Incentive Plan, the Compensation Committee, appointed by the Board of Directors, is authorized to grant awards to any officer or key employee of the Company. Awards granted can take the form of non-qualified stock options, stock appreciation rights, restricted stock awards
(RSAs), performance share awards, stock depreciation rights and tax-offset bonuses. A maximum of 1,650,000 shares of common stock may be issued under the plan. Options are granted at a price equal to 100% of the fair market value at the date of grant and become exercisable not earlier than six months after the award date and vest at a rate of 25% per year. The options shall remain exercisable until the expiration date but not later than ten years after the award date.

At January 28, 1995, 143,165 RSAs have been granted (of which 14,900 have been canceled). The issuance of these RSAs resulted in $1,892,000 (net of cancellations) of unearned compensation which is being amortized over the five year period in which the awards vest.

The following summarizes stock option transactions under the Stock Incentive Plan for the year ended January 28, 1995:

                                                    NUMBER            PER SHARE
                                                   OF SHARES        OPTION PRICE
                                                   ---------        ------------
Options outstanding at January 29, 1994            1,008,600        $ 8.17-18.00
      Granted                                         70,000               16.25
      Exercised                                     (349,272)         8.17-13.50
                                                   ---------        ------------
Options outstanding at January 28, 1995              729,328        $ 8.17-18.00
                                                   =========        ============
Exercisable at January 28, 1995                      552,353        $ 8.17-18.00
                                                   =========        ============

Shares available for grant:
      January 29, 1994                             1,400,950
                                                   =========
      January 28, 1995                             1,506,835
                                                   =========

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


6.    STOCKHOLDERS' EQUITY (CONTINUED)

Shareholders' Rights Plan

On March 21, 1989, the Board of Directors authorized the distribution of one right for each outstanding share of common stock under the Shareholders' Rights Plan. The rights which were distributed on May 23, 1989, become exercisable ten business days after (i) a person has acquired or obtained the right to acquire 20% or more of the Company's general voting power without approval by the Board of Directors, or (ii) a tender or exchange offer which would make a person the beneficial owner of 30% or more of the Company's general voting power, whichever is earlier. When exercisable, each right entitles the shareholder to purchase one-fourth of a share of common stock at a price of $13.75, subject to adjustment. In the event the Company engages in certain business combinations or a 20% shareholder engages in certain transactions with the Company, each holder of a right (other than those of the acquiring person) shall have the right to receive, upon the exercise thereof and payment of four times the then current exercise price, that number of shares of Common Stock of the surviving Company's common stock which at the time of such transaction would have a market value of two times such price paid.


7.    EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor various qualified plans which cover substantially all of its domestic employees including a profit-sharing/retirement plan, an employee stock ownership plan, and an employee stock purchase plan. The Company also sponsors a nonqualified defined benefit plan covering certain employees.

Profit-Sharing/Retirement Plan

The trusteed profit-sharing/retirement plan provides for an employee salary deferral contribution, a company matching contribution and a company primary contribution. Under the deferral provisions (401K), eligible employees are permitted to contribute up to 10% of gross compensation to the profit-sharing/retirement plan. For amounts up to 8% of the employees' gross compensation the Company will match the employee's contribution at a rate determined by the Board of Directors. Under the company primary contribution provision, each eligible employee will receive a contribution to the profit-sharing/retirement plan based on a percentage of qualified wages as determined based on the Company's performance. Total Company contributions for the years ended January 28, 1995, January 29, 1994 and January 30, 1993 were $1,528,000, $1,336,000, and $1,356,000, respectively.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


7.    EMPLOYEE BENEFIT PLANS (CONTINUED)

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP) covering substantially all of its employees (subject to certain limitations). The Company annually contributes amounts sufficient to cover principal and interest on loans made to the ESOP as determined by the Board of Directors.

Prior to December 31, 1992, the Company loaned the ESOP $3,666,000 ($2,304,000 outstanding at January 28, 1995) to purchase 311,000 shares of stock, at interest rates ranging from 7.83% to 9.12%. The loans are payable in ten annual installments of principal and interest. In fiscal 1995 the Company loaned the ESOP $808,125 to purchase 45,000 shares of stock from a former officer and director of the Company, at interest rates ranging from 7.45% to 7.67%. These loans are payable in ten annual installments of principal and interest, beginning in fiscal 1996. Shares are released and allocated to participant accounts annually as loan repayments are made.

In fiscal 1995, the Company adopted the provisions of AICPA Statement of Position No. 93-6 (the SOP) which requires that compensation expense be measured based on the fair value of the shares over the period the shares are earned. In addition, the SOP requires that dividends paid on unallocated shares held by the ESOP are reported as a reduction of accrued interest or as compensation expense rather than a charge to retained earnings, and shares not yet committed to be released are not considered outstanding in the calculation of earnings per share. As allowed by the SOP, the Company has elected not to apply the SOP's provisions to shares acquired prior to fiscal 1994. As such, compensation expense related to such shares is measured based on the historical cost of the shares, dividends have been deducted as a charge to retained earnings and the unallocated shares are considered outstanding in the calculation of earnings per share. The adoption of the SOP did not have a material impact on the consolidated financial statements.

Of the leveraged shares acquired prior to fiscal 1994, 94,465 and 195,160 are allocated and unallocated, respectively, at January 28, 1995. Of the leveraged shares acquired in fiscal 1995, there were no allocated shares, 1,883 committed-to-be-released shares, and 43,117 unallocated shares at January 28, 1995. The fair value of unallocated shares acquired in fiscal 1995 was $949,000 at January 28, 1995. Total compensation cost recognized by the Company during fiscal 1995, 1994 and 1993, which consists of the annual contribution and plan administrative costs, net of dividend income on unallocated and forfeited shares, totaled $528,000, $339,000, and $423,000, respectively.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


7.    EMPLOYEE BENEFIT PLANS (CONTINUED)

Employee Stock Purchase Plan

Effective November 1, 1994 the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Annually, on October 31, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on November 1 (grant date) or October 31 (exercise date). The aggregate number of shares purchased by an employee may not exceed 5,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The stock purchase plan expires on October 31, 2004. A total of 200,000 shares are available for purchase under the plan. There were no shares issued under the plan during fiscal 1995.

Supplemental Executive Retirement Plan

In fiscal 1987, the Company adopted an unfunded executive defined benefit retirement plan for certain key officers of the Company, which provides for benefits which supplement those provided by the Company's other retirement plans. Benefits payable under the plan are based upon compensation levels and length of service of the participants.

In accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional liability of $1,156,000 and $862,000 in fiscal 1995 and 1994, respectively, which represents the excess of the accumulated benefit obligation over previously recognized accrued pension costs. In 1994 the Company recorded an intangible asset to reflect the
additional liability.   In 1995, the excess of additional pension liability
over the unrecognized net transition obligation has been recorded as a component of stockholders' equity.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


7.    EMPLOYEE BENEFIT PLANS (CONTINUED)

       Actuarial present value of benefit obligations:

                                                         JANUARY 28,    JANUARY 29,
       IN THOUSANDS                                         1995           1994
       ---------------------------------------------------------------------------
       Vested benefit obligation                          $ 6,574        $ 5,909
                                                          =======        =======

       Accumulated benefit obligation                     $ 6,662        $ 5,993
                                                          =======        =======

       Unfunded projected benefit obligation              $ 7,419        $ 8,253
       Unrecognized net loss                               (1,136)        (2,260)
       Unrecognized net transition obligation                (777)          (862)
                                                          -------        -------
                                                            5,506          5,131
       Additional minimum liability                         1,156            862
                                                          -------        -------
       Accrued pension cost                               $ 6,662        $ 5,993
                                                          =======        =======

       Assumptions:   Discount rate                         8.5%           7.5%
                      Salary increase rate                  5.0%           5.0%


       Net periodic pension costs for fiscal 1995, 1994 and 1993 were as follows:

                                                                     YEARS ENDED
                                                   -----------------------------------------------
                                                   JANUARY 28,       JANUARY 29,       JANUARY 30,
       IN THOUSANDS                                   1995              1994              1993
       -------------------------------------------------------------------------------------------
           Service cost                              $  44             $  41             $  26
           Interest cost                               609               605               487
           Net amortization and deferral               212               184               158
                                                     -----             -----             -----
                                                     $ 865             $ 830             $ 671
                                                     =====             =====             =====

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


8.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

IN THOUSANDS, EXCEPT                                                        INCOME                       NET INCOME
PER SHARE DATA                          NET SALES       GROSS PROFIT     BEFORE TAXES     NET INCOME      PER SHARE
- -------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 28, 1995

1st   Quarter                           $ 74,960          $ 21,960         $ 3,832         $ 2,414         $ .27
2nd   Quarter                             75,127            22,580           4,234           2,667           .30
3rd   Quarter                             81,071            25,092           5,119           3,357           .37
4th   Quarter                             80,902            24,601           4,412           3,000           .33


YEAR ENDED JANUARY 29, 1994

1st   Quarter                           $ 77,173          $ 21,095         $ 2,978         $ 1,757         $ .20
2nd   Quarter                             70,211            19,661           2,664           1,582           .18
3rd   Quarter                             70,034            20,209           3,623           2,220           .25
4th   Quarter                             67,776            19,502           3,703           2,611           .29

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1995


9.    SEGMENT INFORMATION

The Company designs, develops and manufactures highly engineered components made primarily from specially formulated high performance polymer materials, a single business segment.

The following table provides information as to the geographic areas in which the Company does business.

                                                                       YEARS ENDED
                                                    --------------------------------------------------
                                                    JANUARY 28,        JANUARY 29,         JANUARY 30,
IN THOUSANDS                                           1995               1994                1993
- --------------------------------------------------------------------------------------------------------
Net sales to outside customers:

         United States                               $ 283,006          $ 261,424           $ 274,661
         Europe                                         29,054             23,770              25,446
                                                     ---------          ---------           ---------
                                                     $ 312,060          $ 285,194           $ 300,107
                                                     =========          =========           =========

Income before income taxes:

         United States                               $  15,096          $  11,407           $   9,934
         Europe                                          2,501              1,561               2,579
                                                     ---------          ---------           ---------
                                                     $  17,597          $  12,968           $  12,513
                                                     =========          =========           =========

Identifiable assets:

         United States                               $ 160,848          $ 160,905           $ 157,757
         Europe                                         19,025             14,319              16,472
                                                     ---------          ---------           ---------
                                                     $ 179,873          $ 175,224           $ 174,229
                                                     =========          =========           =========
Export sales                                         $  38,145          $  27,536           $  24,761
                                                     =========          =========           =========


10.      SUBSEQUENT EVENTS

On January 31, 1995, the Company acquired certain assets of Custom Coating & Laminating Corporation. The Company paid $24 million ($18 million of which was borrowed under the Company's unsecured revolving facility), assumed certain liabilities approximating $2.4 million, and may pay up to an additional $4 million based upon future product sales over the next three fiscal years.

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 1995. Information concerning the Company's executive officers is included in Part I.


ITEM 11.   EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 1995.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 1995.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 1995.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)     1.       Index to Financial Statements                                                 Page
                                                                                                        ----
                          Report of Independent Auditors                                                 14

                          Consolidated Statements of Income
                              Years ended January 28, 1995,
                              January 29, 1994 and January 30, 1993                                      15

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (CONTINUED)

                                                                                                        Page
                                                                                                        ----
                          Consolidated Balance Sheets
                              January 28, 1995 and January 29, 1994                                      16

                          Consolidated Statements of Stockholders' Equity
                              Years ended January 28, 1995, January 29, 1994
                              and January 30, 1993                                                       18

                          Consolidated Statements of Cash Flows
                              Years ended January 28, 1995, January 29, 1994
                              and January 30, 1993                                                       19

                          Notes to Consolidated Financial Statements
                              January 28, 1995                                                           20

                 2.       Index to Financial Statement Schedules

                          Schedule VIII - Valuation and Qualifying Accounts                              38

                          All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require the submission of the schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

                 3.       Exhibits:

                          The exhibits listed in the accompanying Index to Exhibits are filed as part of this annual report.

         (b)              Reports on Form 8-K:

                          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 FURON COMPANY
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
      YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 AND JANUARY 30, 1993


                                                                     DEDUCTIONS/
                             BALANCE AT         ADDITIONS         ACCOUNTS WRITTEN
                             BEGINNING          CHARGED TO           OFF NET OF                            BALANCE AT
                              OF YEAR       COSTS AND EXPENSES       RECOVERIES           OTHER           END OF YEAR
                             ----------     ------------------    ----------------      ---------         -----------
ALLOWANCE FOR DOUBTFUL
      RECEIVABLES:

      1995                   $ 631,540           $ 302,954           $ 238,744          $       -          $ 695,750
                             =========           =========           =========          =========          =========
      1994                   $ 740,700           $ 253,770           $ 362,930          $       -          $ 631,540
                             =========           =========           =========          =========          =========
      1993                   $ 659,705           $ 351,604           $ 270,609          $       -          $ 740,700
                             =========           =========           =========          =========          =========

                                 FURON COMPANY
                               INDEX TO EXHIBITS

REGULATION S-K                                                                           SEQUENTIAL
 ITEM NUMBER                                                                             PAGE NUMBER
 -----------                                                                             -----------
      3        Restated Articles of Incorporation (Incorporated by reference to
               Exhibit 3 to the Registrant's Annual Report on Form 10-K filed on
               April 7, 1994, Commission File No. 0-8088)

     3.1       Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on April 7, 1994 and Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on September 13, 1994, Commission File 0-8088)

      4        Rights Agreement as amended (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 8-A filed March 22,
               1989, and Exhibit 4.1 to the Registrant's Annual Report on Form 10-K
               filed on April 28, 1992, Commission File No. 0-8088)

    10.1*      1982 Stock Incentive Plan (as Amended and Restated as of March 22,
               1994) (Incorporated by reference to Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q filed on September 13, 1994,  Commission
               File No. 0-8088)

    10.2* Employee Relocation Assistance Plan as amended (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form
               10-K filed on March 21, 1990, Commission File No. 0-8088)

    10.3*      Supplemental Executive Retirement Plan as presently in effect
               (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual
               Report on Form 10-K filed on March 28, 1991, Exhibit 10.4 to the
               Registrant's Annual Report on Form 10-K filed on March 29, 1993, and
               Exhibit 10.4A to the Registrant's Quarterly Report on Form 10-Q filed on September 13, 1994, Commission File No. 0-8088)

    10.4       Asset Purchase Agreement, dated as of January 31, 1995, by and between the Registrant and Custom Coating & Laminating Corporation
               (Incorporated by reference to Exhibit 2 to the Registrant's Current
               Report on Form 8-K/A filed on February 17, 1995, Commission File
               No. 0-8088)

        * A management contract or compensatory plan or arrangement.

                                 FURON COMPANY
                               INDEX TO EXHIBITS
                                  (CONTINUED)

REGULATION S-K                                                                           SEQUENTIAL
 ITEM NUMBER                                                                             PAGE NUMBER
 -----------                                                                             -----------
     10.5*     Form of Indemnity Agreement with each of the directors and officers of the Registrant (Incorporated by reference to Exhibit C to the
               Registrant's definitive Proxy Statement filed May 2, 1988, Commission
               File No. 0-8088)


     10.6*     Form of Change-in-Control Agreement between the Registrant and each of its executive officers (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on March 28, 1991,
               Commission File No. 0-8088)

     10.7*     Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 1993,
               Commission File No. 0-8088)

     10.8*     Economic Value Added (EVA) Incentive Compensation Plan, as Amended and
               Restated (Incorporated by reference to Exhibit 10.8 to the Registrant's
               Annual Report on Form 10-K filed on April 7, 1994, Commission File No.
               0-8088)

     10.9*     Consulting agreement with Peter Churm for fiscal year 1996                    46

     10.9A*    Consulting agreement with Peter Churm for fiscal year 1995
               (Incorporated by reference to Exhibit 10.9A to the Registrant's Annual
               Report on Form 10-K filed on April 7, 1994, Commission File No. 0-8088)

     10.10* Promissory note and subordination agreement for Terrence A. Noonan relocation (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on April 7, 1994,
               Commission File No. 0-8088)

     10.11     Second Amended and Restated Loan Agreement and the First Amendment
               thereto  (the "Loan Agreement") (Incorporated by reference to Exhibit
               10.11 to the Registrant's Annual Report on Form 10-K filed on April 7,
               1994, Commission File No. 0-8088)

    10.11A     Second Amendment to the Loan Agreement                                        47

        * A management contract or compensatory plan or arrangement.

w                                 FURON COMPANY
                               INDEX TO EXHIBITS
                                  (CONTINUED)

REGULATION S-K                                                                           SEQUENTIAL
 ITEM NUMBER                                                                             PAGE NUMBER
 -----------                                                                             -----------
   10.12       1993 Non-Employee Directors' Stock Compensation Plan (Incorporated by
               reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form
               10-Q filed on June 2, 1994, Commission File No. 0-8088)

    11         Statement re Computation of Net Income Per Share                              51

    22         Subsidiaries of the Registrant                                                52

    23         Consent of Independent Auditors                                               53

    27         Financial Data Schedule                                                       54

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 21, 1995 by the undersigned, thereunto duly authorized.

FURON COMPANY

By:  /S/ MONTY A. HOUDESHELL              /S/ KOICHI HOSOKAWA
     --------------------------------     ------------------------------------
     Monty A. Houdeshell                  Koichi Hosokawa
     Vice President, Chief Financial      Controller
     Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints J. Michael Hagan, Terrence A. Noonan, and Monty A. Houdeshell as attorneys-in-fact and agents, each acting alone, to execute and file with the applicable regulatory authorities any amendment to this report on his behalf individually and in each capacity stated below.


/S/ J. MICHAEL HAGAN                      /S/ COCHRANE CHASE
- -------------------------------------     ------------------------------------
J. Michael Hagan                          Cochrane Chase
Chairman of the Board                     Director, March 21, 1995
(Principal Executive Officer),
March 21, 1995

/S/ TERRENCE A. NOONAN                    /S/ H. DAVID BRIGHT
- -------------------------------------     ------------------------------------
Terrence A. Noonan                        H. David Bright
President and Director, March 21, 1995    Director, March 21, 1995


/S/ PETER CHURM                           /S/ WILLIAM D. CVENGROS
- -------------------------------------     ------------------------------------
Peter Churm                               William D. Cvengros
Chairman Emeritus, March 21, 1995         Director, March 21, 1995


/S/ MONTY A. HOUDESHELL
- -------------------------------------     ------------------------------------
Monty A. Houdeshell                       William E. Eckhardt
Vice President, Chief Financial           Director, March 21, 1995
Officer and Treasurer, March 21, 1995


/S/ KOICHI HOSOKAWA                       /S/ R. DAVID THRESHIE
- -------------------------------------     ------------------------------------
Koichi Hosokawa                           R. David Threshie
Controller, March 21, 1995                Director, March 21, 1995


                                          /S/ BRUCE E. RANCK
                                          ------------------------------------
                                          Bruce E. Ranck
                                          Director, March 21, 1995

                                 FURON COMPANY
                               INDEX TO EXHIBITS

  REGULATION S-K                                                                                 SEQUENTIAL
   ITEM NUMBER                                                                                   PAGE NUMBER
   -----------                                                                                   -----------
       3            Restated Articles of Incorporation (Incorporated by reference to
                    Exhibit 3 to the Registrant's Annual Report on Form 10-K filed on April
                    7, 1994, Commission File No. 0-8088)

       3.1          Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on April 7, 1994 and Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on September 13, 1994, Commission File 0-8088)

       4            Rights Agreement as amended (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 8-A filed March 22,
                    1989, and Exhibit 4.1 to the Registrant's Annual Report on Form 10-K
                    filed on April 28, 1992, Commission File No. 0-8088)

       10.1*        1982 Stock Incentive Plan (as Amended and Restated as of March 22,
                    1994) (Incorporated by reference to Exhibit 10.1 to the Registrant's
                    Quarterly Report on Form 10-Q filed on September 13, 1994,  Commission
                    File No. 0-8088)

       10.2*        Employee Relocation Assistance Plan as amended (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form
                    10-K filed on March 21, 1990, Commission File No. 0-8088)

       10.3*        Supplemental Executive Retirement Plan as presently in effect
                    (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual
                    Report on Form 10-K filed on March 28, 1991, Exhibit 10.4 to the
                    Registrant's Annual Report on Form 10-K filed on March 29, 1993, and
                    Exhibit 10.4A to the Registrant's Quarterly Report on Form 10-Q filed on September 13, 1994, Commission File No. 0-8088)

       10.4         Asset Purchase Agreement, dated as of January 31, 1995, by and between the Registrant and Custom Coating & Laminating Corporation
                    (Incorporated by reference to Exhibit 2 to the Registrant's Current
                    Report on Form 8-K/A filed on February 17, 1995, Commission File No.
                    0-8088)

                    * A management contract or compensatory plan or arrangement.

                                 FURON COMPANY
                               INDEX TO EXHIBITS
                                  (CONTINUED)

  REGULATION S-K                                                                                   SEQUENTIAL
   ITEM NUMBER                                                                                     PAGE NUMBER
   -----------                                                                                     -----------
       10.5*        Form of Indemnity Agreement with each of the directors and officers of the Registrant (Incorporated by reference to Exhibit C to the
                    Registrant's definitive Proxy Statement filed May 2, 1988, Commission
                    File No. 0-8088)


       10.6*        Form of Change-in-Control Agreement between the Registrant and each of its executive officers (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on March 28, 1991,
                    Commission File No. 0-8088)

       10.7*        Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 1993,
                    Commission File No. 0-8088)

       10.8*        Economic Value Added (EVA) Incentive Compensation Plan, as Amended and
                    Restated (Incorporated by reference to Exhibit 10.8 to the Registrant's
                    Annual Report on Form 10-K filed on April 7, 1994, Commission File No.
                    0-8088)

       10.9*        Consulting agreement with Peter Churm for fiscal year 1996                        46

       10.9A*       Consulting agreement with Peter Churm for fiscal year 1995
                    (Incorporated by reference to Exhibit 10.9A to the Registrant's Annual
                    Report on Form 10-K filed on April 7, 1994, Commission File No. 0-8088)

       10.10*       Promissory note and subordination agreement for Terrence A. Noonan relocation (Incorporated by reference to Exhibit 10.10 to the
                    Registrant's Annual Report on Form 10-K filed on April 7, 1994,
                    Commission File No. 0-8088)

       10.11        Second Amended and Restated Loan Agreement and the First Amendment
                    thereto  (the "Loan Agreement") (Incorporated by reference to Exhibit
                    10.11 to the Registrant's Annual Report on Form 10-K filed on April 7,
                    1994, Commission File No. 0-8088)

       10.11A       Second Amendment to the Loan Agreement                                           47

                    * A management contract or compensatory plan or arrangement.

                                 FURON COMPANY
                               INDEX TO EXHIBITS
                                  (CONTINUED)

  REGULATION S-K                                                                                     SEQUENTIAL
   ITEM NUMBER                                                                                       PAGE NUMBER
   -----------                                                                                       -----------
      10.12          1993 Non-Employee Directors' Stock Compensation Plan (Incorporated by
                     reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form
                     10-Q filed on June 2, 1994, Commission File No. 0-8088)

      11             Statement re Computation of Net Income Per Share                                    51

      22             Subsidiaries of the Registrant                                                      52

      23             Consent of Independent Auditors                                                     53

      27             Financial Data Schedule                                                             54