Form 10-Q
period 1995-04-29
FURON CO
filed 1995-06-02
CIK 37755

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ___________________________

                                   FORM 10-Q

       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       / /            FOR THE QUARTER ENDED APRIL 29, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-8088

                                 FURON COMPANY
             (Exact name of registrant as specified in its charter)


              California                               95-1947155
- ----------------------------------------           -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


        29982 Ivy Glenn Drive
          Laguna Niguel, CA                               92677
- ----------------------------------------           -------------------
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (714) 831-5350



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  -----      -----


 Number of shares of common stock outstanding as of April 29, 1995:  8,853,150

                                 FURON COMPANY


                                     INDEX


PART I - FINANCIAL INFORMATION


                                                                                                         PAGE NO.
                                                                                                         --------
         Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets
                          April 29, 1995 and January 28, 1995                                                 3

                     Condensed Consolidated Statements of Income
                          Three months ended April 29, 1995 and April 30, 1994                                5

                     Condensed Consolidated Statements of Cash Flows
                          Three months ended April 29, 1995 and April 30, 1994                                6

                     Notes to Condensed Consolidated Financial Statements                                     7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                     11





PART II - OTHER INFORMATION                                                                                  13
- ---------------------------

ITEM 1.  FINANCIAL STATEMENTS


                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)

                                                        April 29,       January 28,
In thousands                                              1995             1995
- -----------------------------------------------------------------------------------
Current assets:

      Cash and cash equivalents                         $     --         $  6,475

      Accounts receivable, less allowance for
      doubtful accounts of $813 at April 29, 1995
      and $696 at January 28, 1995                        52,131           48,955

      Inventories                                         39,289           31,197

      Deferred tax benefit                                 8,215            8,215

      Prepaid expenses and other assets                    5,710            6,843
                                                        --------         --------

Total current assets                                     105,345          101,685

Property, plant & equipment, at cost:

      Land                                                   904              456
      Buildings and leasehold improvements                19,070           13,868
      Machinery and equipment                            106,149           99,718
                                                        --------         --------

                                                         126,123          114,042

      Less accumulated depreciation and amortization     (64,842)         (61,981)
                                                        --------         --------

Net property, plant and equipment                         61,281           52,061

Intangible assets, at cost less accumulated
amortization of $24,680 at April 29, 1995
and $23,739 at January 28, 1995                           30,421           17,953

Other assets                                               8,189            8,174
                                                        --------         --------

                                                        $205,236         $179,873
                                                        ========         ========


See accompanying notes.

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                      April 29,                 January 28,
In thousands, except share data                                         1995                       1995
- -------------------------------------------------------------------------------------------------------------------
Current liabilities:

         Cash, less checks outstanding                                  $  3,304                   $     --

         Accounts payable                                                 18,528                     19,093

         Salaries, wages and related benefits payable                      9,251                     10,508

         Current portion of long-term debt                                 8,004                      8,004

         Income taxes payable                                              1,421                        770

         Other current liabilities                                         9,186                      8,585
                                                                        --------                   --------

Total current liabilities                                                 49,694                     46,960

Long-term debt due after one year                                         30,751                     12,752

Other long-term liabilities                                               20,088                     20,039

Deferred taxes                                                             8,523                      8,523

Commitments and contingencies

Stockholders' equity:

    Capital stock:

         Preferred stock without par value,
           2,000,000 shares authorized, none
           issued or outstanding                                              --                         --

         Common stock without par value,
           15,000,000 shares authorized,
           8,853,150 shares issued and
           outstanding at April 29, 1995 and
           8,800,164 at January 28, 1995                                  36,872                     36,280

    Foreign currency translation adjustment                                1,483                        419
    Unearned ESOP shares                                                  (3,112)                    (3,112)
    Unearned compensation                                                   (784)                      (885)
    Additional pension liability                                            (379)                      (379)

    Retained earnings                                                     62,100                     59,276
                                                                        --------                   --------

Total stockholders' equity                                                96,180                     91,599
                                                                        --------                   --------

                                                                        $205,236                   $179,873
                                                                        ========                   ========

See accompanying notes.

                                 FURON COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                Three months ended
                                                                    -------------------------------------------
                                                                      April 29,                   April 30,
In thousands, except per share amounts                                  1995                        1994
- ---------------------------------------------------------------------------------------------------------------
Net sales                                                                $88,442                    $74,960

Cost of sales                                                             62,881                     53,000
                                                                         -------                    -------

Gross profit                                                              25,561                     21,960

Selling, general and administrative expenses                              20,380                     17,821

Other (income), net                                                         (775)                      (336)

Interest expense                                                             794                        643
                                                                         -------                    -------

Income before income taxes                                                 5,162                      3,832

Provision for income taxes                                                 1,807                      1,418
                                                                         -------                    -------

Net income                                                               $ 3,355                    $ 2,414
                                                                         =======                    =======



Net income per share of Common Stock                                     $  0.37                    $  0.27
                                                                         =======                    =======





See accompanying notes.

                                 FURON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Three months ended
                                                                           -----------------------------------------
                                                                              April 29,                 April 30,
In thousands                                                                    1995                      1994
- --------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

    Net income                                                                   $  3,355                 $  2,414
    Adjustments to reconcile net income
      to cash provided by operating activities:
         Depreciation                                                               2,510                    2,188
         Amortization                                                               1,032                      906
         Provision for losses on accounts receivable                                  105                       89
         Increase in deferred income taxes                                             --                      215
         Loss on sale of assets and divestitures                                       11                       (7)
    Working capital changes:
         Accounts receivable                                                       (1,231)                  (2,621)
         Inventories                                                               (5,612)                    (805)
         Cash, less checks outstanding                                              3,304                        -
         Accounts payable and accrued liabilities                                  (4,096)                  (2,244)
         Income taxes payable                                                         651                     (728)
         Other current assets and liabilities, net                                  1,218                   (1,647)
    Changes in other long-term operating assets and
          liabilities                                                                  25                      444
                                                                                 --------                 --------

             Net cash provided by (used in) operating activities                    1,272                   (1,796)

INVESTING ACTIVITIES

    Acquisition of business                                                       (23,763)                      --
    Purchases of property, plant and equipment                                     (3,342)                  (2,328)
    Proceeds from sale of divestitures                                                567                       --
    Proceeds from sale of equipment                                                    47                       63
    Proceeds from notes receivable                                                     --                      711
    Decrease (increase) in notes receivable                                             9                     (198)
                                                                                 --------                 --------

             Net cash used in investing activities                                (26,482)                  (1,752)

FINANCING ACTIVITIES

    Proceeds from long-term debt                                                   21,000                       --
    Principal payments on long-term debt                                           (3,001)                  (1,504)
    Proceeds from issuance of common stock                                            601                      131
    Dividends paid on common stock                                                   (531)                    (520)
                                                                                ---------                 --------

             Net cash provided by (used in) financing activities                   18,069                   (1,893)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               666                      117
                                                                                ---------                 --------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (6,475)                  (5,324)
                                                                                ---------                 --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,475                   18,483
                                                                                ---------                 --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      --                 $ 13,159
                                                                                =========                 ========

See accompanying notes.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 29, 1995
                                  (Unaudited)


1.       GENERAL

         The accompanying unaudited consolidated financial statements have been condensed in certain respects and should therefore be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 28, 1995. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of April 29, 1995, and the results of operations and cash flows for the three months ended April 29, 1995 and April 30, 1994. Results of the Company's operations for the three months ended April 29, 1995 are not necessarily indicative of the results to be expected for the full year.

         Income taxes paid for the three months ended April 29, 1995 and April 30, 1994 were $650,000 and $1,900,000, respectively.


2.       INVENTORIES

         Substantially all inventories are valued at the lower of cost (first-in, first-out) or market, and are summarized as follows:


                                                  April 29,         January 28,
         In thousands                              1995                1995
         ----------------------------------------------------------------------
         Raw materials and purchased parts         $16,594            $12,482
         Work-in-process                             7,636              9,153
         Finished goods                             15,059              9,562
                                                   -------            -------
                                                   $39,289            $31,197
                                                   =======            =======

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 29, 1995
                                  (Unaudited)

3.       INTANGIBLES

         Intangible assets acquired in business combinations are summarized as follows:

                                            April 29,           January 28,
         In thousands                         1995                 1995
         -------------------------------------------------------------------
         Goodwill                            $13,657              $   328
         Other intangible assets              16,764               17,625
                                             -------              -------
                                             $30,421              $17,953
                                             =======              =======

4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                    April 29,       January 28,
         In thousands                                 1995              1995
         ----------------------------------------------------------------------
         Loans under bank credit agreements due
               through fiscal 1998                  $38,750          $20,750

         Other                                            5                6
                                                    -------          -------

         Total long-term debt                        38,755           20,756

         Less current portion                        (8,004)          (8,004)
                                                    -------          -------
         Due after one year                         $30,751          $12,752
                                                    =======          =======


         At April 29, 1995, the weighted average interest rate on the loans under bank credit agreements was 8.27%.

         In August 1988, the Company entered into an 8-year Interest Rate Swap agreement. The notional amount of the swap totaled $12 million at April 29, 1995. The swap agreement effectively changes the Company's interest rate exposure on the majority of its borrowings to a fixed interest rate of 9.938% plus a .75% spread on the notional portion of the facility.

         Interest paid for the three months ended April 29, 1995 and April 30, 1994 was $628,000 and $623,000, respectively.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 29, 1995
                                  (Unaudited)

5.       BUSINESS ACQUISITION

         On January 31, 1995, the Company acquired certain assets of Custom Coating & Laminating Corporation ("CC&L"). The Company paid $24 million ($18 million of which was borrowed under the Company's unsecured revolving facility), assumed certain liabilities approximating $2.4 million, and may pay up to an additional $4 million based upon product sales over the next three fiscal years.

         The results of operations of CC&L from February 1, 1995 have been included in the condensed consolidated financial statements.

         The following compares an unaudited summary of results of operations for the three months ended April 29, 1995 with an unaudited pro forma combined summary of results of operations of CC&L and the Company for the three months ended April 30, 1994 assuming the acquisition had been consummated on January 29, 1994.

                                                       Three months ended
                                                 ------------------------------
                                                    April 29,         April 30,
         (in thousands except per share data)        1995              1994
                                                 ---------------     ----------
         Net sales                                   $88,442           $80,863
         Net income                                    3,355             2,905
         Net income per share of Common Stock           0.37              0.32

6.       CONTINGENCIES

         At April 29, 1995, the Company has approximately $1.5 million of foreign currency hedge contracts outstanding which consist of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized losses from hedging activities totaled $122,000 at April 29,1995.

         At April 29, 1995, the Company is obligated under irrevocable letters of credit totaling $3,275,000.

         The Company is currently involved in litigation arising in the normal course of business. Management of the Company is of the opinion that such litigation will not have a material effect on the Company's consolidated financial position or results of operations.

         The Company from time to time incurs investigation, remedial response, voluntary clean-up and other costs associated with environmental matters. As of April 29, 1995, the Company's reserves for environmental matters totaled approximately $2,500,000. These reserves primarily relate to environmental costs associated with facilities that have been sold or closed. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, management does not expect those matters to have a material adverse effect on the Company's consolidated financial position or results of operations.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 29, 1995
                                  (Unaudited)


6.       CONTINGENCIES (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales for the three months ended April 29, 1995 of $88 million represent an 18% increase over the same period of the prior year. After removing the effect of acquisition and business held for sale, sales increased 13%.

The Company has benefited from continued strength in the industrial economy. Sales into the electronics and truck markets were particularly strong. Sales to the commercial aircraft, aerospace, and industrial equipment markets also increased. Sales into the chemical processing markets were down from last year as the result of significant export sales included in last year's sales that were not repeated in this year's first quarter. Sales of the Company's European operations were up 34% (14% after removing the effect of foreign currency exchange rate changes) over last year.

Gross profit as a percentage of sales for the three months ended April 29, 1995 was down 0.4% from the same period in the prior year to 28.9%. After removing the effects of acquisition and business held for sale, the gross profit margin was up 0.5% from 29.6% to 30.1%. The operating leverage effect of sales increasing at a greater rate than fixed manufacturing costs, and continued productivity improvements, more than offset the impact of increased raw material prices. In addition, gross profit earned by the Company's foreign operations from U.S. manufactured products were positively impacted by favorable foreign currency rate changes during the quarter.

Selling, general and administrative expenses as a percentage of sales was 23.0%, down from 23.8% in the same period a year ago. After removing the effect of acquisition and business held for sale, operating expenses were 23.7% of sales, down from 24.3% in the first quarter of the prior year. Excluding the acquisition and business held for sale, the 11% increase in selling, general and administrative expenses over the prior year reflects relocation, travel and professional fees associated with the implementation of the Company's new operating structure and new management information systems. Product development expenses were up in the first quarter over the same prior year period, reflecting the Company's continued commitment to new products and materials development.

Other income, net increased due to higher licensee fees and a decrease in other expense attributable to the elimination of income related to business held for sale which was higher in the prior year. Offsetting these increases was lower interest income resulting from a reduction in cash balances available for investing due to the acquisition.

Interest expense for the three months ended April 29, 1995 was up 23.5% from the same period in the prior year. The increase is due to the acquisition of the assets of Custom Coating and Laminating Corporation ("CC&L") on January 31, 1995 for $24 million, of which $18 million was borrowed.

Pretax results of operations improved 35% to $5.2 million from $3.8 million for the three months ended April 29, 1995 and April 30, 1994, respectively. After removing the effects of acquisition and business held for sale, pretax results of operations were up 38% from the same period last year. The improvement is generally the result of higher sales, stable manufacturing costs, and continued productivity improvements, offset by slightly higher operating expenses.

The Company's effective tax rate for the three months ended April 29, 1995 was 35% as compared to 37% for the same period in the prior year. The lower effective tax rate in the period as compared to the same period in the prior year was primarily due to lower state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at April 29, 1995. The Company's ratio of current assets to current liabilities was 2.1 to 1.0, down from 2.2 to 1 at the beginning of the period. Net working capital increased $0.9 million during the first quarter to a total of $56 million. Cash provided by operations during the quarter was $1.3 million while operations used $1.8 million cash in the same period last year. Excluding the balances related to CC&L, accounts receivable increased $0.6 million, and inventories increased $5.1 million over the three months ended April 29, 1995. Capital expenditures totaled $3.3 million and were primarily for operating systems and system development associated with the new operating structure, leasehold improvements, and replacement of existing equipment.

Cash and cash equivalents decreased $6.5 million primarily as a result of cash used in the acquisition and to fund capital expenditures and working capital requirements. Long-term debt increased $18 million as a result of funds borrowed to complete the acquisition of CC&L. The Company's debt to equity ratio is currently .40 to 1.0, an increase from .23 to 1.0 at the beginning of the period.

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its long-term debt. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it would require the utilization of the remaining $12 million available from its existing credit facility or financing from other sources.

One of the Company's subsidiaries has been notified by the Environmental Protection Agency that it has been named as a potentially responsible party in connection with the clean up of hazardous wastes at two sites, the Solvents Recovery Service of New England site in Southington, Connecticut (notified in June 1992), and the Gallups Quarry site in Plainfield, Connecticut (notified in April 1993). Since these matters are in their preliminary stages, no assurance can be given at this time concerning the ultimate outcome. However, based on preliminary investigations to determine the nature of the subsidiary's potential liability and the estimated amount of remedial costs necessary to clean up the sites, the Company presently does not expect these or other known matters to have a material adverse effect on its consolidated financial position, results of operations or liquidity.

                          PART II - OTHER INFORMATION




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

                       Exhibit 11.   Statement re:  Computation of
                                     Net Income Per Share.

                       Exhibit 27    Financial Data Schedule

                 (b)   Reports on Form 8-K.

                       During the three months ended April 29, 1995, the Registrant filed with the Commission a Form 8-K and two Form 8-KA's, each dated January 31, 1995, reporting an
                       Item 2 acquisition of certain assets of Custom Coating & Laminating Corporation and containing the financial statements required by Item 7, comprised of audited financial statements of the business acquired at and for the twelve month period ended January 31, 1995, and a pro forma balance sheet at, and pro forma statement of income for the year ended, January 28, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        FURON COMPANY
                                              ------------------------------
                                                          REGISTRANT



/S/   MONTY A. HOUDESHELL                        /S/    KOICHI HOSOKAWA
- ---------------------------------------        ---------------------------------
  Monty A. Houdeshell, Vice President,                  Koichi Hosokawa
 Chief Financial Officer and Treasurer                     Controller





June 1, 1995