Form 10-Q
period 1995-07-29
FURON CO
filed 1995-08-24
CIK 37755

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 29, 1995

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8088

                                  FURON COMPANY
             (Exact name of registrant as specified in its charter)

         California                                              95-1947155
(State or other jurisdiction                                 (I.R.S. Employer
      of incorporation or                                    Identification No.)
        organization)

29982 Ivy Glenn Drive
Laguna Niguel, CA                                                       92677
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

   Number of shares of common stock outstanding as of July 29, 1995: 8,886,559

                                  FURON COMPANY


                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                               PAGE NO.
                                                                               --------
         Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets
                           July 29, 1995 and January 28, 1995                      3

                      Condensed Consolidated Statements of Income
                           Three and six months ended July 29, 1995 and
                           July 30, 1994                                           5

                      Condensed Consolidated Statements of Cash Flows
                           Three and six months ended July 29, 1995 and
                           July 30, 1994                                           6

                      Notes to Condensed Consolidated Financial Statements         7

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         11

PART II - OTHER INFORMATION                                                       14

ITEM 1.  FINANCIAL STATEMENTS

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)

                                                                                July 29,    January 28,
In thousands                                                                      1995         1995
-------------------------------------------------------------------------------------------------------

Current assets:

         Cash and cash equivalents                                              $  2,043     $  6,475

         Accounts receivable, less allowance for
         doubtful accounts of $926 at July 29, 1995
         and $696 at January 28, 1995                                             45,116       48,955

         Inventories                                                              38,280       31,197

         Deferred tax benefit                                                      8,180        8,215

         Prepaid expenses and other assets                                         4,832        6,843
                                                                                --------     --------

Total current assets                                                              98,451      101,685

Property, plant & equipment, at cost:

         Land                                                                        851          456
         Buildings and leasehold improvements                                     16,133       13,868
         Machinery and equipment                                                 113,878       99,718
                                                                                --------     --------

                                                                                 130,862      114,042

         Less accumulated depreciation and amortization                          (66,456)     (61,981)
                                                                                --------     --------

Net property, plant and equipment                                                 64,406       52,061

Intangible assets, at cost less accumulated
amortization of $25,528 at July 29, 1995
and $23,739 at January 28, 1995                                                   26,208       17,953

Other assets                                                                       8,577        8,174
                                                                                --------     --------

                                                                                $197,642     $179,873
                                                                                ========     ========

See accompanying notes.

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    July 29,    January 28,
In thousands, except share data                                                       1995         1995
-----------------------------------------------------------------------------------------------------------

Current liabilities:

         Accounts payable                                                          $  15,459    $  19,093

         Salaries, wages and related benefits payable                                  9,292       10,508

         Current portion of long-term debt                                             8,008        8,004

         Other current liabilities                                                     8,972        9,355
                                                                                   ---------    ---------

Total current liabilities                                                             41,731       46,960

Long-term debt due after one year                                                     28,753       12,752

Other long-term liabilities                                                           19,770       20,039

Deferred taxes                                                                         8,723        8,523

Commitments and contingencies

Stockholders' equity:

     Capital stock:

         Preferred stock without par value,
           2,000,000 shares authorized, none
           issued or outstanding                                                          --           --

         Common stock without par value,
           15,000,000 shares authorized,
           8,886,559 shares issued and
           outstanding at July 29, 1995 and
           8,800,164 at January 28, 1995                                              37,261       36,280

     Foreign currency translation adjustment                                           1,234          419
     Unearned ESOP shares                                                             (2,959)      (3,112)
     Unearned compensation                                                              (770)        (885)
     Additional pension liability                                                       (379)        (379)

     Retained earnings                                                                64,278       59,276
                                                                                   ---------    ---------

Total stockholders' equity                                                            98,665       91,599
                                                                                   ---------    ---------

                                                                                   $ 197,642    $ 179,873
                                                                                   =========    =========

See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three months ended         Six months ended
                                               ----------------------    ----------------------
                                                July 29,    July 30,      July 29,    July 30,
In thousands, except per share amounts            1995        1994          1995        1994
-----------------------------------------------------------------------------------------------

Net sales                                      $  82,300    $  75,127    $ 170,753    $ 150,087

Cost of sales                                     59,957       52,547      122,850      105,547
                                               ---------    ---------    ---------    ---------

Gross profit                                      22,343       22,580       47,903       44,540

Selling, general and administrative expenses      18,123       18,433       38,503       36,254

Other (income), net                                 (736)        (710)      (1,512)      (1,046)

Interest expense                                     787          623        1,581        1,266
                                               ---------    ---------    ---------    ---------

Income before income taxes                         4,169        4,234        9,331        8,066

Provision for income taxes                         1,459        1,567        3,266        2,985
                                               ---------    ---------    ---------    ---------

Net income                                     $   2,710    $   2,667    $   6,065    $   5,081
                                               =========    =========    =========    =========


Net income per share of Common Stock           $    0.30    $    0.30    $    0.67    $    0.57
                                               =========    =========    =========    =========


See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three months ended               Six months ended
                                                                  ------------------------        ------------------------
                                                                   July 29,       July 30,        July 29,        July 30,
In thousands                                                        1995            1994            1995            1994
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                   $  2,710        $  2,667        $  6,065        $  5,081
     Adjustments to reconcile net income
       to cash provided by operating activities:
           Depreciation                                              2,465           2,170           4,975           4,358
           Amortization                                                925             973           1,957           1,879
           Provision for losses on accounts receivable                 155              86             260             175
           Increase (decrease) in deferred income taxes                235            (354)            235            (139)
           (Gain) loss on sale of assets and divestitures               50              (3)             61             (10)
     Working capital changes:
           Accounts receivable                                       6,860             963           5,629          (1,658)
           Inventories                                               1,009          (1,132)         (4,603)         (1,937)
           Accounts payable and accrued liabilities                 (3,028)          2,458          (7,124)            214
           Income taxes payable                                       (709)           (911)            (58)         (1,639)
           Other current assets and liabilities, net                  (176)           (307)          1,042          (1,954)
     Changes in other long-term operating assets and
             liabilities                                              (190)            385            (165)            829
                                                                  --------        --------        --------        --------

                  Net cash provided by operating activities         10,306           6,995           8,274           5,199

INVESTING ACTIVITIES
     Acquisition of business                                          --              --           (23,763)           --
     Purchases of property, plant and equipment                     (3,679)         (2,925)         (7,021)         (5,253)
     Proceeds from sale of divestitures                                200            --               767            --
     Proceeds from sale of equipment                                 1,391              79           1,438             142
     Proceeds from notes receivable                                    593             187             593             898
     Increase (decrease) in notes receivable                        (1,109)            136          (1,100)            (62)
                                                                  --------        --------        --------        --------

                  Net cash used in investing activities             (2,604)         (2,523)        (29,086)         (4,275)

FINANCING ACTIVITIES
     Proceeds from long-term debt                                    2,008               8          23,008               8
     Principal payments on long-term debt                           (4,002)         (1,505)         (7,003)         (3,009)
     Proceeds from issuance of common stock                            163            --               764             131
     Increase in loan to ESOP                                         (231)           (218)           (231)           (218)
     Principal payments received from loan to ESOP                     384             384             384             384
     Dividends paid on common stock                                   (532)           (523)         (1,063)         (1,043)
                                                                  --------        --------        --------        --------

                  Net cash provided by (used in) financing
                       activities                                   (2,210)         (1,854)         15,859          (3,747)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (145)            484             521             601
                                                                  --------        --------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     5,347           3,102          (4,432)         (2,222)
                                                                  --------        --------        --------        --------

CASH AND CASH EQUIVALENTS (BANK OVERDRAFTS) AT
     BEGINNING OF PERIOD                                            (3,304)         13,159           6,475          18,483
                                                                  --------        --------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  2,043        $ 16,261        $  2,043        $ 16,261
                                                                  ========        ========        ========        ========

See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 29, 1995
                                   (Unaudited)

1.       GENERAL

         The accompanying unaudited consolidated financial statements have been condensed in certain respects and should therefore be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 28,1995. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of July 29, 1995, and the results of operations and cash flows for the three and six months ended
         July 29, 1995 and July 30, 1994. Results of the Company's operations for the three and six months ended July 29, 1995 are not necessarily indicative of the results to be expected for the full year.

         Income taxes paid for the three and six months ended July 29, 1995 were $2,250,000 and $2,900,000, respectively. Income taxes paid for the three and six months ended July 30, 1994 were $2,600,000 and $4,500,000, respectively.

2.       INVENTORIES

         Substantially all inventories are valued at the lower of cost (first-in, first-out) or market, and are summarized as follows:

                                                                                  July 29,            January 28,
         In thousands                                                               1995                 1995
         --------------------------------------------------------------------------------------------------------
         Raw materials and purchased parts                                      $     13,175        $      12,482
         Work-in-process                                                               9,301                9,153
         Finished goods                                                               15,804                9,562
                                                                                -------------       -------------
                                                                                $     38,280        $      31,197
                                                                                =============       =============

3.       INTANGIBLES

         Intangible assets acquired in business combinations are summarized as follows:

                                                                                   July 29,           January 28,
         In thousands                                                                1995               1995
         --------------------------------------------------------------------------------------------------------
         Goodwill                                                               $     10,190        $         328
         Other intangible assets                                                      16,018               17,625
                                                                                -------------       -------------

                                                                                $     26,208        $      17,953
                                                                                =============       =============

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 29, 1995
                                   (Unaudited)

4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                                                   July 29,           January 28,
         In thousands                                                                1995                1995
         --------------------------------------------------------------------------------------------------------
         Loans under bank credit agreements due
           through fiscal 1998                                                  $     36,750        $      20,750

         Other                                                                            11                    6
                                                                                ------------        -------------

         Total long-term debt                                                         36,761               20,756


         Less current portion                                                         (8,008)              (8,004)
                                                                                -------------       --------------

         Due after one year                                                     $     28,753        $      12,752
                                                                                =============       =============


         At July 29, 1995, the weighted average interest rate on the loans under bank credit agreements was 8.06%.

         In August 1988, the Company entered into an 8-year Interest Rate Swap agreement. The notional amount of the swap totaled $10 million at July 29, 1995. The swap agreement effectively changes the Company's interest rate exposure on a portion of its borrowings to a fixed interest rate of 9.938% plus a .75% spread on the notional portion of the facility.

         Interest paid for the three and six months ended July 29, 1995 was $822,000 and $1,450,000, respectively. Interest paid for the three and six months ended July 30, 1994 was $650,000 and $1,273,000, respectively.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 29, 1995
                                   (Unaudited)

5.       BUSINESS ACQUISITION

         On January 31, 1995 the Company acquired certain assets of Custom Coating & Laminating Corporation ("CC&L"). The Company paid $24 million ($18 million of which was borrowed under the Company's unsecured revolving facility), assumed certain liabilities approximating $2.4 million, and may pay up to an additional $4 million based upon product sales over the next three fiscal years.

         The results of operations of CC&L from February 1, 1995 have been included in the condensed consolidated financial statements.

         The following compares an unaudited summary of results of operations for the six months ended July 29, 1995 with an unaudited pro forma combined summary of results of operations of CC&L and the Company for the six months ended July 30, 1994 assuming the acquisition had been consummated on January 29, 1994.

                                                                                             Six months ended
                                                                                    -----------------------------------
                                                                                        July 29,               July 30,
         (in thousands, except per share data)                                            1995                   1994
         --------------------------------------------------------------------------------------------------------------
         Net sales                                                                      $170,753               $163,892
         Net income                                                                        6,065                  6,422
         Net income per share of Common Stock                                               0.67                   0.72

6.       STOCKHOLDERS' EQUITY

         During June 1995 the Company contributed $541,000 to the Employee Stock Ownership Plan (ESOP) for the plan year ended April 30, 1995. Of this amount $384,000 served to reduce loans previously made to the plan. In addition, the Company advanced an additional $231,000 to the ESOP which has been presented as unearned ESOP shares in the accompanying condensed consolidated balance sheet. The ESOP used the funds to acquire 10,000 shares of the Company's common stock from a Director of the Company.

         Excluded from the Statement of Cash Flows is a noncash transaction that relates to the issuance of restricted shares. This transaction resulted in a $217,000 increase to common stock and unearned compensation which is amortized over the shares' five year vesting period.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 29, 1995
                                   (Unaudited)

7.       CONTINGENCIES

         At July 29, 1995, the Company has approximately $1.4 million of foreign currency hedge contracts outstanding which consist of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities of up to six months. Net unrealized losses from hedging activities were not material as of July 29, 1995.

         At July 29, 1995, the Company is obligated under irrevocable letters of credit totaling $3,294,000.

         The Company is currently involved in litigation arising in the normal course of business. Management of the Company is of the opinion that such litigation will not have a material effect on the Company's consolidated financial position or results of operations.

         The Company from time to time incurs investigation, remedial response, voluntary clean-up and other costs associated with environmental matters. As of July 29, 1995, the Company's reserves for environmental matters totaled approximately $2,100,000. These reserves primarily relate to environmental costs associated with facilities that have been sold or closed. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, management does not expect those matters to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the three and six months ended July 29, 1995 increased 10% and 14%, respectively, over the same periods of the prior year. After removing the effect of acquisitions and businesses held for sale, sales from continuing operations for the three and six month periods increased 5% and 9%, respectively, over the prior year periods.

The Company has continued to benefit from strength in the industrial economy, although the rate of expansion has slowed from the first quarter. Compared to the second quarter of the prior year, sales to the semiconductor and truck markets were particularly strong. Sales to the commercial aircraft, aerospace and industrial equipment markets were relatively flat. Sales in the second quarter to the chemical processing markets were down substantially from last year. Sales of the Company's European operations were up 26% (11.3% after removing the effect of foreign currency exchange rate changes) over last year.

Compared to the first quarter, sales to the truck, chemical processing and general industrial equipment markets were down significantly. However, sales to the semiconductor, commercial aircraft and aerospace markets were up compared to the first quarter.

Gross profit as a percentage of sales for the three and six months ended
July 29, 1995 was down 3.0% and 1.6%, respectively, from the same periods of the prior year to 27.1% and 28.1%. After removing the effects of acquisitions and businesses held for sale, the gross profit margin on continuing operations was down 2.6% and 1.0% for the three and six month periods, respectively, to 28.2% and 29.2%. The reduction in gross profit reflects significant increases in raw material costs which were not fully offset by productivity improvements, volume gains, and strategic increases in sales pricing.

Selling, general and administrative expenses as a percentage of sales was 22.0% and 22.5% for the three and six month periods ended July 29, 1995, respectively, down from 24.5% and 24.2% in the same periods a year ago. After removing the effect of acquisitions and businesses held for sale, operating expenses were 22.9% and 22.8% for the three and six month periods, respectively, down from 25.1% and 24.7% in the prior year periods. The decline in selling, general and administrative expenses as a percentage of sales from last year is primarily the result of fewer costs incurred related to the implementation of the Company's new operating structure, and lower costs incurred for performance based incentive compensation and employee benefit plans. Partially offsetting the lower general and administrative expenses were higher product development costs.

Other income, net for the three and six month periods increased from the same periods in the prior year primarily as a result of higher licensee fees and a decrease in expenses attributable to the elimination of income related to businesses held for sale which was higher in the prior year. Offsetting these increases was lower interest income resulting from a reduction in cash balances available for investing due to an acquisition in the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Interest expense for the three and six months ended July 29, 1995 was up 26% and 25%, respectively, from the same periods in the prior year. The increase is due to the acquisition of the assets of Custom Coating and Laminating Corporation ("CC&L" ) acquired on January 31, 1995 for $24 million, of which $18 million was borrowed.

Pretax results of operations for the three and six month periods ended July 29, 1995 were down 2% and up 16%, respectively, compared to the same periods last year. After removing the effects of acquisitions, pretax results of operations decreased 8% for the three month period and increased 14% for the six month period, compared to the same periods last year. The decrease in results for the quarter are due primarily to lower gross margins offset by increased volume and lower operating expenses. The improvement in the six month period is generally the result of higher sales, stable manufacturing costs, continued productivity improvements, and lower operating expenses.

The Company's effective tax rate for the three and six months ended July 29, 1995 was 35% compared to 37% in the same periods in the prior year. The lower effective tax rate was primarily due to lower state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at July 29, 1995. The Company's ratio of current assets to current liabilities was 2.4:1, up from 2.2:1 at the beginning of the year. Net working capital increased $1.1 million during the second quarter to $56.7 million. Cash provided by operations for the three and six months ended July 29, 1995 was $10.3 million and $8.3 million, respectively, compared to $7.0 million and $5.2 million, respectively, provided in the same periods of the prior year. Excluding the balances related to CC&L, accounts receivable and inventory decreased $7.1 million and $0.6 million, respectively, during the quarter. During the six months ended July 29, 1995, accounts receivable decreased $6.6 million, while inventory increased $4.5 million during the period. The Company's capital expenditures totaled $3.7 million for the quarter and $7.0 million for the six month period, primarily for renovating existing facilities, leasehold improvements, and replacement of existing equipment in addition to implementation of the operating systems to support the Company's new structure.

Cash and cash equivalents decreased $4.4 million in the six month period ended July 29,1995 due to cash used in the acquisition of CC&L and to fund capital expenditures and working capital requirements. Long-term debt increased $16.0 million during the period as a result of funds borrowed to complete the acquisition. The Company's debt to equity ratio is currently .37:1, an increase from .23:1 at the beginning of the six month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long term internal growth, capital expenditures and the principal and interest payments on its long-term debt. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it could require either the utilization of the remaining $10 million available on its existing credit facility or financing from other sources.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Annual Meeting of the Shareholders of the registrant was held on June 6, 1995. The following matters were voted upon and approved at the meeting:

                                                                                                                    Broker
                                                                    Votes Cast                                       Non-
                                                 -----------------------------------------
                  Matter                         For                Against       Withheld        Abstentions        votes
                  ------                         -----              -------       --------        -----------        -----
      1. Election of Class II Directors:

         Cochrane Chase                            7,902,746             -          270,898          -                -
         H. David Bright                           7,902,746             -          270,898          -                -
         William C. Shepherd                       7,901,446             -          272,198          -                -


      2. Approval of Furon
         Company 1995 Stock
         Incentive Plan                            4,930,733           2,469,024        -         122,897           650,990


      3. Ratification of
         appointment of
         Ernst & Young LLP as
         Independent Auditors
         for Fiscal Year Ending
         February 3, 1996                          7,682,665              21,740        -         469,239             -

                                  FURON COMPANY

                           PART II - OTHER INFORMATION

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

              10.12A         First Amendment to 1993 Non-Employee Directors' Stock
                             Compensation Plan                                       17

              10.13** 1995 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement filed May 1, 1995,
                             Commission File No. 0-8088)

              11             Statement re:  Computation of Net Income Per Share      18

              27             Financial Data Schedule                                 19

              (b)   Reports on Form 8-K:

              There were no reports on Form 8-K for the three months ended July 29, 1995.

                  **A management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FURON COMPANY

              ---------------------------------------------------

                                   REGISTRANT

/s/MONTY A. HOUDESHELL                      /s/KOICHI HOSOKAWA
----------------------------------------    --------------------------
Monty A. Houdeshell                         Koichi Hosokawa
Vice President, Chief Financial Officer      Controller
   and Treasurer

August 24, 1995