Form 10-Q
period 1995-10-28
FURON CO
filed 1995-12-01
CIK 37755

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 28, 1995


                                       OR

  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-8088



                                 FURON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             California                                   95-1947155
----------------------------------------              -------------------
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


        29982 Ivy Glenn Drive
          Laguna Niguel, CA                                 92677
----------------------------------------              -------------------
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:  (714) 831-5350


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  -----      -----


 Number of shares of common stock outstanding as of October 28, 1995:  8,885,959

                                 FURON COMPANY




                                     INDEX






                                                                                     PAGE NO.
                                                                                     --------
PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets
                          October 28, 1995 and January 28, 1995                          3

                     Condensed Consolidated Statements of Income
                          Three and nine months ended October 28, 1995 and
                          October 29, 1994                                               5

                     Condensed Consolidated Statements of Cash Flows
                          Three and nine months ended October 28, 1995 and
                          October 29, 1994                                               6

                     Notes to Condensed Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                12




PART II - OTHER INFORMATION                                                             15
---------------------------

ITEM 1.  FINANCIAL STATEMENTS


                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)


                                                                          October 28,            January 28,
In thousands                                                                1995                    1995
------------------------------------------------------------------------------------------------------------
   Current assets:

             Cash and cash equivalents                                    $  2,653                $  6,475

             Accounts receivable, less allowance for
             doubtful accounts of $1,084 at October 28,
             1995 and $696 at January 28, 1995                              48,297                  48,955

             Inventories                                                    36,367                  31,197

             Deferred tax benefit                                            7,215                   8,215

             Prepaid expenses and other assets                               4,790                   6,843
                                                                          --------                --------

   Total current assets                                                     99,322                 101,685

   Property, plant & equipment, at cost:

             Land                                                              850                     456
             Buildings and leasehold improvements                           16,339                  13,868
             Machinery and equipment                                       115,442                  99,718
                                                                          --------                --------
                                                                           132,631                 114,042

             Less accumulated depreciation and amortization                (69,067)                (61,981)
                                                                          --------                --------
   Net property, plant and equipment                                        63,564                  52,061


   Intangible assets, at cost less accumulated
   amortization of $26,330 at October 28, 1995
   and $23,739 at January 28, 1995                                          25,307                  17,953


   Other assets                                                              8,672                   8,174
                                                                          --------                --------

                                                                          $196,865                $179,873
                                                                          ========                ========

See accompanying notes.

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                 October 28,     January 28,
In thousands, except share data                                    1995             1995
--------------------------------------------------------------------------------------------
   Current liabilities:

             Accounts payable                                    $ 18,400         $ 19,093

             Salaries, wages and related benefits payable           9,411           10,508

             Current portion of long-term debt                      8,007            8,004

             Other current liabilities                              8,486            9,355
                                                                 --------         --------
   Total current liabilities                                       44,304           46,960

   Long-term debt due after one year                               23,752           12,752

   Other long-term liabilities                                     19,060           20,039

   Deferred taxes                                                   8,008            8,523

   Commitments and contingencies

   Stockholders' equity:

        Capital Stock:

             Preferred stock without par value, 2,000,000
             shares authorized, none issued or outstanding            -               -

             Common stock without par value, 15,000,000
             shares authorized, 8,885,959 shares issued and
             outstanding at October 28, 1995 and 8,800,164
             at January 28, 1995                                   37,227           36,280

        Foreign currency translation adjustment                     1,201              419
        Unearned ESOP shares                                       (3,166)          (3,112)
        Unearned compensation                                        (683)            (885)
        Additional pension liability                                 (379)            (379)
        Retained earnings                                          67,541           59,276
                                                                 --------         --------
   Total stockholders' equity                                     101,741           91,599
                                                                 --------         --------
                                                                 $196,865         $179,873
                                                                 ========         ========





See accompanying notes.

                                 FURON COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)




                                                                Three months ended             Nine months ended
                                                             -------------------------     ---------------------------
                                                             October 28,   October 29,     October 28,     October 29,
In thousands, except per share amounts                          1995          1994            1995            1994
----------------------------------------------------------------------------------------------------------------------
Net sales                                                     $85,401        $81,071        $256,154        $231,158

Cost of sales                                                  62,336         55,979         185,186         161,526
                                                              -------        -------        --------        --------
Gross profit                                                   23,065         25,092          70,968          69,632

Selling, general and administrative
    expenses                                                   18,931         20,056          57,434          56,310

Other (income), net                                            (1,042)         (672)          (2,554)         (1,718)

Interest expense                                                  719            589           2,300           1,855
                                                              -------        -------        --------        --------
Income before income taxes                                      4,457          5,119          13,788          13,185

Provision for income taxes                                        660          1,762           3,926           4,747
                                                              -------        -------        --------        --------
Net income                                                    $ 3,797        $ 3,357        $  9,862        $  8,438
                                                              =======        =======        ========        ========

Net income per share                                          $  0.42        $  0.37        $   1.09        $   0.94
                                                              =======        =======        ========        ========





See accompanying notes.

                                 FURON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                          Three months ended             Nine months ended
                                                                      --------------------------    --------------------------
                                                                      October 28,    October 29,    October 28,    October 29,
In thousands                                                            1995           1994           1995            1994
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                        $ 3,797        $ 3,357        $  9,862        $ 8,438
    Adjustments to reconcile net income
     to cash provided by operating activities:
         Depreciation                                                   2,880          2,387           8,168          6,745
         Amortization                                                     898          1,026           2,939          2,905
         Provision for losses on accounts receivable                      224             77             484            252
         Increase (decrease) in deferred income taxes                     251           (422)            486           (561)
         (Gain) loss on sale of assets                                      -            (14)             62            (24)
    Working capital changes:
         Accounts receivable                                           (3,404)        (6,972)          2,224         (8,630)
         Inventories                                                    1,913         (1,641)         (2,690)        (3,578)
         Accounts payable and accrued liabilities                       3,059          4,891          (4,064)         5,105
         Income taxes payable                                            (142)           (93)           (201)        (1,732)
         Other current assets and liabilities, net                       (392)           789             648         (1,165)
    Changes in other long-term operating assets and
     liabilities                                                         (878)        (1,872)         (1,008)        (1,043)
                                                                      -------        -------        --------        -------
         Net cash provided by operating activities                      8,206          1,513          16,910          6,712

INVESTING ACTIVITIES
    Acquisition of business                                                86              -         (23,677)             -
    Purchases of property, plant and equipment                         (2,210)        (3,223)         (9,339)        (8,476)
    Proceeds from divestitures                                              -              -             767              -
    Proceeds from sale of equipment                                        80             18           1,312            160
    Proceeds from notes receivable                                        130             63             723            961
    Increase in notes receivable                                            -           (182)         (1,100)          (244)
                                                                      -------        -------        --------        -------
         Net cash used in investing activities                         (1,914)        (3,324)        (31,314)        (7,599)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                            -              -          23,008              8
    Principal payments on long-term debt                               (5,002)        (1,506)        (12,005)        (4,515)
    Proceeds from issuance of common stock                                  -              -             730            131
    Increase in loan to ESOP                                             (207)          (269)           (438)          (487)
    Principal payments received from loan to ESOP                           -              -             384            384
    Dividends paid on common stock                                       (533)          (521)         (1,597)        (1,564)
                                                                      -------        -------        --------        -------
         Net cash provided by (used in) financing activities           (5,742)        (2,296)         10,082         (6,043)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    60            557             500          1,158
                                                                      -------        -------        --------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          610         (3,550)         (3,822)        (5,772)
                                                                      -------        -------        --------        -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        2,043         16,261           6,475         18,483
                                                                      -------        -------        --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 2,653        $12,711        $  2,653        $12,711
                                                                      =======        =======        ========        =======


See accompanying notes.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 28, 1995
                                  (Unaudited)


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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of October 28, 1995, and the results of operations and cash flows for the three and nine months ended October 28, 1995 and October 29, 1994. Results of the Company's operations for the three and nine months ended October 28, 1995 are not necessarily indicative of the results to be expected for the full year.

2.       INVENTORIES

         Substantially all inventories are valued at the lower of cost (first-in, first-out) or market, and are summarized as follows:

                                                          October 28,         January 28,
         In thousands                                        1995                1995
         --------------------------------------------------------------------------------
           Raw materials and purchased parts               $13,841             $12,482
           Work-in-process                                  10,333               9,153
           Finished goods                                   12,193               9,562
                                                           -------             -------
                                                           $36,367             $31,197
                                                           =======             =======


3.       INTANGIBLES

         Intangible assets acquired in business combinations are summarized as follows:

                                                           October 28,        January 28,
         In thousands                                        1995                1995
         --------------------------------------------------------------------------------
           Goodwill                                          $ 9,989          $   328
           Other intangible assets                            15,318           17,625
                                                             -------          -------
                                                             $25,307          $17,953
                                                             =======          =======

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 28, 1995
                                  (Unaudited)

4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:


                                                       October 28,        January 28,
         In thousands                                     1995               1995
         ----------------------------------------------------------------------------
         Loans under bank credit agreements due
           through fiscal 1998                          $31,750            $20,750

         Other                                                9                  6
                                                        -------            -------
         Total long-term debt                            31,759             20,756


         Less current portion                            (8,007)            (8,004)
                                                        -------            -------
         Due after one year                             $23,752            $12,752
                                                        =======            =======



         For the nine months ended October 28, 1995, the weighted average interest rate on the loans under bank credit agreements was 8.0%.

         In August 1988, the Company entered into an 8-year Interest Rate Swap agreement. The notional amount of the swap totaled $8 million at October 28, 1995. The swap agreement effectively changes the Company's interest rate exposure on a portion of its borrowings to a fixed interest rate of 9.938% plus a 0.75% spread on the notional portion of the facility.

         Interest paid for the three and nine months ended October 28, 1995 was $828,000 and $2,218,000, respectively. Interest paid for the three and nine months ended October 29, 1994 was $614,000 and $1,887,000, respectively.

         Effective October 30, 1995, the Company executed a new bank credit agreement which provides for a $100,000,000, five-year revolving facility. Borrowing costs under the facility (drawn and undrawn) have been reduced. Beginning October 30, 1998, availability under the facility will be reduced by $6,250,000 on a semi-annual basis. The existing bank term loan was rolled into the revolver which eliminated $8,000,000 of the current portion of long-term debt at October 28, 1995. The agreement increases the amount of credit available to the Company by approximately $40,000,000.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 28, 1995
                                  (Unaudited)

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

         The following is an unaudited pro forma combined summary of results of operations of CC&L and the Company for the nine months ended October 28, 1995 and October 29, 1994 assuming the acquisition had been consummated on January 29, 1994.

                                                            Nine months ended
                                                       ---------------------------
                                                       October 28,      October 29,
         In thousands, except per share data              1995             1994
         --------------------------------------------------------------------------
           Net sales                                    $256,154         $251,252
           Net income                                      9,862           10,190
           Net income per share                             1.09             1.14



6.       STOCKHOLDERS' EQUITY

         During June 1995, the Company contributed $541,000 to the Employee Stock Ownership Plan (ESOP) for the plan year ended April 30, 1995.
         Of this amount $384,000 served to reduce loans previously made to the plan. In addition, the Company advanced $438,000 to the ESOP which has been presented as unearned ESOP shares in the accompanying condensed consolidated balance sheet. The ESOP used the funds to acquire 20,000 shares of the Company's common stock from a Director of the Company.

         Excluded from the Statement of Cash Flows are noncash transactions of $217,000 that relate to the issuance of restricted common stock. The related unearned compensation is amortized over the shares' five year vesting period.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 28, 1995
                                  (Unaudited)


7.       INCOME TAXES

         During the third quarter, the Company's effective tax rate for the current year was revised from 35.0% to 28.5%. The effect of the decrease in the tax provision was recorded in the third quarter, resulting in a 14.8% effective tax rate. The decrease resulted from the realization of certain reserves and tax credits due to the completion of IRS audit cycles and closure of earlier fiscal years.

         The effective tax rate for the nine month period ended October 28, 1995 was 28.5% as compared to 36.0% in the same period a year ago. This decrease was also due to the realization of certain reserves and tax credits, as well as lower state and foreign income taxes.

         Income taxes paid for the three and nine months ended October 28, 1995 were $400,000 and $3,300,000, respectively. Income taxes paid for the three and nine months ended October 29, 1994 were $2,200,000 and $6,700,000, respectively.

8.       CONTINGENCIES

         At October 28, 1995, the Company has approximately $1,933,000 of foreign currency hedge contracts outstanding which consist of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities of up to six months. Net unrealized losses from hedging activities were not material as of October 28, 1995.

         At October 28, 1995, the Company is obligated under irrevocable letters of credit totaling $3,219,000.

         The Company is currently involved in litigation arising in the normal course of business. Management of the Company is of the opinion that such litigation will not have a material effect on the Company's consolidated financial position or results of operations.

         The Company from time to time incurs investigation, remedial response, voluntary clean-up and other costs associated with environmental matters. As of October 28, 1995, the Company's reserves for environmental matters totaled approximately $2,100,000. These reserves primarily relate to environmental costs associated with facilities that have been sold or closed. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined, management does not expect those matters to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales for the three months and nine months ended October 28, 1995 of $85 million and $256 million, respectively, represented a 5% and 11% increase, respectively, over the same periods of the prior year. After removing the effect of acquisitions and businesses held for sale, sales from continuing operations for the three month period approximated the prior year, and such sales for the nine month period increased 6% over the prior year period.

Improvement was noted in a number of markets served, with sales into the electronic manufacturing and semiconductor markets being particularly strong. Sales also improved to the commercial aircraft, aerospace, and beverage markets. Additionally, heavy construction, material handling and hydraulic hose markets have shown greater growth than last year. Sales to certain sectors of the transportation and medical industry were flat. Sales into the chemical and industrial processing markets were down substantially from last year as the result of significant export sales included in last year's sales that were not repeated in this year's third quarter or first nine months. However, order activity was higher than in any other quarter this year for chemical and industrial processing markets. Third quarter sales of the Company's European operations were up 3.3% (down 4.0% after removing the effect of foreign currency exchange rate changes) over last year.

Gross profit as a percentage of sales for the third quarter and nine months ended October 28, 1995 was down 4.0% and 2.4%, respectively, from the same periods of the prior year to 27.0% and 27.7%, respectively. After removing the effects of acquisitions and businesses held for sale, the gross profit margin on continuing operations was down 3.4% and 1.9% for the three and nine month periods, respectively, to 28.1% and 28.8%. Product mix and raw material price increases impacted the Company in the third quarter compared to the prior year. Also affecting gross profit were higher cost incurred related to the implementation of the Company's new operating structure. While the impact of selling price increases was evident in October, it was not sufficient to offset the impact for the entire quarter.

Selling, general and administrative expenses as a percentage of sales were 22.2% and 22.4%, respectively, for the three and nine month periods ended October 28, 1995, respectively, down from 24.7% and 24.4% in the same periods a year ago. After removing the effect of acquisitions and businesses held for sale, such expenses were 22.9% and 23.2% for the three and nine month periods, respectively, down from 25.2% and 24.9%, respectively, in the prior year periods. The decline in selling, general and administrative expenses as a percentage of sales from last year is primarily the result of fewer costs incurred related to the implementation of the Company's new operating structure, and lower performance based incentive compensation and employee benefit plans. Partially offsetting the lower general and administrative expenses were higher product development costs.

Other income, net for the three and nine month periods increased from the same periods in the prior year primarily as a result of higher licensee fees earned and a decrease in expenses attributable to the elimination of income related to businesses held for sale which was higher in the prior year. Offsetting these increases was lower interest income resulting from a reduction in cash balances available for investing due to an acquisition in the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Interest expense for the three and nine months ended October 28, 1995 was up 22.1% and 24.0%, respectively, from the same periods in the prior year. The increase is due to the acquisition of the assets of Custom Coating and Laminating Corporation ("CC&L") acquired on January 31, 1995 for $24 million, of which $18 million was borrowed.

Pretax results of operations for the three and nine month periods ended October 28, 1995 were down 12.9% and up 4.6%, respectively, compared to the same periods last year. After removing the effects of acquisitions, pretax results of operations decreased 13.6% for the three month period and increased 3.2% for the nine month period, compared to the same periods last year. The decrease in results for the quarter are due primarily to lower gross margins offset by increased volume and lower operating expenses. The improvement in the nine month period is generally the result of higher sales, continued productivity improvements, lower operating expenses and higher other income.

During the third quarter, the Company's effective tax rate for the current year was revised from 35.0% to 28.5%. The effect of the decrease in the tax provision was recorded in the third quarter, resulting in a 14.8% effective tax rate. The decrease resulted from the realization of certain reserves and tax credits due to the completion of IRS audit cycles and closure of earlier fiscal years. The effective tax rate for the nine month period ended October 28, 1995 was 28.5% as compared to 36.0% in the same period a year ago. This decrease was also due to the realization of certain reserves and tax credits, as well as lower state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at October 28, 1995. The Company's ratio of current assets to current liabilities was 2.2:1, which was unchanged from the beginning of the year. Net working capital decreased $1.7 million during the third quarter to $55.0 million. Cash provided by operations for the three and nine months ended October 28, 1995 was $8.2 million and $16.9 million, respectively, compared to $1.5 million and $6.7 million, respectively, provided in the same periods of the prior year. Excluding the balances related to CC&L, accounts receivable increased $3.1 million while inventory decreased $1.6 million during the quarter. During the nine months ended October 28, 1995, accounts receivable decreased $3.5 million while inventory increased $2.9 million during the period. The Company's capital expenditures totaled $2.2 million for the quarter and $9.3 million for the nine month period, primarily for renovating existing facilities, leasehold improvements, and replacement of existing equipment in addition to implementation of the operating systems to support the Company's new structure.

Cash and cash equivalents decreased $3.8 million in the nine month period ended October 28, 1995 due to cash used in the acquisition of CC&L and to fund capital expenditures and working capital requirements. Long-term debt increased $11.0 million during the period as a result of funds borrowed to complete the acquisition. The Company's debt to equity ratio is currently 0.31:1, an increase from 0.23:1 at the beginning of the nine month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Effective October 30, 1995, the Company executed a new bank credit agreement which provides for a $100,000,000, five-year revolving facility. Borrowing costs under the facility (drawn and undrawn) have been reduced. Beginning October 30, 1998, availability under the facility will be reduced by $6,250,000 on a semi-annual basis. The existing bank term loan was rolled into the revolver which eliminated $8,000,000 of the current portion of long-term debt at October 28, 1995. The agreement increases the amount of credit available to the Company by approximately $40,000,000.

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its long-term debt. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it could require either the utilization of the remaining $68 million available on its new credit facility or financing from other sources.

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


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)    Exhibits:                                        PAGE NUMBER
                                                                     -----------
             11     Statement re:  Computation of Net
                    Income Per Share                                      17

             27     Financial Data Schedule                               18

             (b)    Reports on Form 8-K:

             There were no reports on Form 8-K for the three months ended October 28, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FURON COMPANY
              ------------------------------------------------
                                REGISTRANT


     /s/ MONTY A. HOUDESHELL                      /s/ KOICHI HOSOKAWA
----------------------------------         ---------------------------------
       Monty A. Houdeshell                          Koichi Hosokawa
 Vice President, Chief Financial                       Controller
      Officer and Treasurer






December 1, 1995