Form 10-K
period 1996-02-03
FURON CO
filed 1996-03-25
CIK 37755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       / X /       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended

                                FEBRUARY 3, 1996

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

                         COMMON STOCK, WITHOUT PAR VALUE

                          COMMON STOCK PURCHASE RIGHTS

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----
         As of February 12, 1996, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $171,577,000. As of March 19, 1996, the number of outstanding shares of Common Stock of the registrant was 8,913,802.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders (to be held on June 4, 1996) have been incorporated by reference into Part III of this report.

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

The Company has historically expanded its operations through the acquisition and further development of businesses which manufacture and sell components to original equipment manufacturers and which possess similar technologies and serve similar markets. On February 2, 1996, the Company acquired the Fluorglas business of AlliedSignal Inc. Fluorglas' principal product offerings are pressure-sensitive adhesive tapes and PTFE flexible composites and fabrications, as well as PTFE films and metal-clad PTFE/glass laminates. This acquisition, coupled with the acquisition on January 31, 1995 of Custom Coating & Laminating Corporation's business devoted to the manufacture and sale of release liners and other specialty engineered products incorporating surface chemistry technology, enabled the Company to expand and complement its CHR(R) brand of products. (See
Note 2 of the "Notes to Consolidated Financial Statements" for additional information concerning these acquisitions.)

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

During fiscal 1996, the Company sold two of its peripheral businesses. On December 31, 1995, the Company sold its metallic gasket business based in Houston, Texas to Garlock, Inc. and effective April 29, 1995, it sold its custom molded rubber goods business located in Sunnyvale, California to the business' management. For additional information concerning these divestitures, see Note 2 of the "Notes to Consolidated Financial Statements."

Furon was incorporated in California in 1957 and changed its name from "The Fluorocarbon Company" to "Furon Company" in January 1990. Unless the context otherwise requires, the terms "Furon" and the "Company" are used in this report to refer to Furon Company and its subsidiaries.



-------------------------
(R)Furon and CHR are  registered trademarks of the Company.

OPERATIONS

Prior to fiscal 1995, the Company conducted its operations in independent business units developed and organized around manufacturing capabilities and products and grouped from time to time based on varying product, market or other criteria. In fiscal 1995, the Company consolidated the diverse independent business unit operations into one Furon operating unit that is organized around customers in the industrial process, transportation, industrial equipment, electronics and healthcare industries. The Company believes that its current organizational structure enables it to better serve its customers and grow its customer base, eliminate redundancies and other inefficiencies, and more fully leverage its technologies and other capabilities.

MARKETS AND PRODUCTS

The Company principally serves the industrial process, transportation, industrial equipment, electronics and healthcare industries, offering the following FURON(R) brand products: CHR(R) and FLUORGLAS(R) pressure sensitive tapes, and PTFE and silicone coated fabrics; CHR(R) release liners and solid and sponge silicone rubber; DEKORON(R) control and instrumentation cable and wire, self-regulating heating and fiber optics cable; FELSTED(R) cables, control cables, and control systems; OMNISEAL(R) spring energized PTFE seals, lip seals, hydraulic seals, and metallic O-rings and C-rings; RULON(R) high performance polymer materials and molded, extruded and machined bearings and other components made from those materials; SYNFLEX(R) hydraulic hose, specialty hose, and tubing, couplings and accessories; UNITHERM(R) heated hose and steam traced, preinsulated and electrical traced tubing; and FURON(R) fabricated and extruded high performance plastic and silicone components, fluid handling products, and custom fabricated composite, urethane and polyimide foam components.

Furon's sales are generated primarily by its own salespersons located in most major industrial areas. The remaining sales are made by independent manufacturers' representatives and distributors. Most of the Company's customers are original equipment manufacturers, commercial or industrial construction companies or firms servicing the maintenance and replacement parts market or distributors to these markets. The Company's business is not dependent upon a single customer, or a few customers, and no single customer accounted for more than 5% of Furon's sales volume during any of the last three fiscal years. (For certain financial information concerning the Company's foreign and domestic operations and export sales, see Note 10 of the "Notes to Consolidated Financial Statements.")




-------------------------
(R) FURON, CHR, FLUORGLAS, DEKORON, FELSTED, OMNISEAL, RULON, SYNFLEX and UNITHERM are registered trademarks of the Company.

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

BACKLOG OF ORDERS

Furon's backlog of unfilled orders at February 3, 1996 was $54,241,000 and $50,629,000 at January 28, 1995, a 7% increase. Excluding the effect of acquisitions and divestitures, Furon's backlog decreased 5% to 47,539,000 at February 3, 1996.

It is estimated that substantially all of Furon's backlog of orders at February 3, 1996 will be filled during the next 12 months, except for approximately $1,200,000 of backlog which is scheduled to be filled during the subsequent 12-month period. The lead time between receipt of orders and shipment of products, other than products for commercial aircraft, is typically a matter of weeks. Although many of Furon's orders contain cancellation clauses, Furon has seldom experienced significant cancellations of orders.

RAW MATERIALS

Furon purchases its raw materials, ranging from polymer resins to component parts, from numerous suppliers. The top resins used by the Company are PTFE and related resins, Nylon 11 sold under the trade name Rilsan(R), and silicone polymers. The Company purchases its requirements for PTFE and related resins and silicone polymers from the major suppliers of those resins, while ELF Atochem is the Company's sole source for Rilsan. Rilsan is used primarily in the production of heavy duty air brake tubing. Alternative sources of material which can be substituted for Rilsan are available in the event a shortage of Rilsan develops.

RESEARCH AND DEVELOPMENT

For information concerning the amounts spent by the Company during the last three fiscal years on research and development activities, see Note 1 of the "Notes to Consolidated Financial Statements."

EMPLOYEES

At February 3, 1996, Furon employed 2,483 persons. Furon considers its employee relations to be good.




-------------------------
     (R)Rilsan is a registered trademark of ELF Atochem.

ENVIRONMENTAL MATTERS

Compliance with environmental laws and regulations designed to regulate the discharge of materials into the environment or otherwise protect the environment requires continuing management effort and expenditures by the Company. The Company does not believe that the operating costs incurred in the ordinary course of business to satisfy air and other permit requirements, properly dispose of hazardous wastes and otherwise comply with these laws and regulations form or will form a material component of its operating costs or have or will have a material adverse effect on its competitive or consolidated financial positions.

The Company or one of its subsidiaries is currently involved in environmental remediation at six former manufacturing sites. In addition, one of the Company's subsidiaries is involved as an EPA-named potentially responsible party or private cost recovery/contribution action defendant in connection with environmental remediation at the following "superfund" waste disposal sites:
Solvents Recovery Service of New England site in Southington, Connecticut; Gallups Quarry site in Plainfield, Connecticut; and the Davis Liquid Waste and Picillo Superfund sites in Coventry, Rhode Island.

As of February 3, 1996, the Company's reserves for environmental remediation matters totaled approximately $1.9 million. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on investigations to determine the nature of the potential liability at each site, the estimated amount of investigation and remedial costs expected to be necessary to complete the remediation and other factors, the Company presently believes that these reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

ITEM 2. PROPERTIES

Furon has organized its domestic manufacturing facilities according to the principal process used by each facility in the production of Furon's products. These domestic "Centers of Excellence" and the Company's European manufacturing facilities are identified below. Furon believes that these and its other facilities are suitable for its business and adequate for its present needs, and that appropriate additional or substitute space is available, if needed, to accommodate physical expansion of the business in the foreseeable future. For further information regarding the Company's lease commitments, see Note 6 of the "Notes to Consolidated Financial Statements."

                                              EXPIRATION OF
                                    SQUARE       MAXIMUM
         CENTERS OF EXCELLENCE      FOOTAGE     LEASE TERM
         ---------------------      -------     ----------
         Machining:
         Anaheim, CA                 91,000       7/31/10
         Los Alamitos, CA            74,000      12/14/03

         Molding:
         Bristol, RI                106,000       8/31/32
         Mundelein, IL               60,000       8/31/00

         Extrusion:
         Mantua, OH                 151,000       8/31/32
         Aurora, OH                 148,000       8/31/32
         Mickleton, NJ               86,000       8/31/32
         Mt. Pleasant, TX            67,000       8/31/32
         Cape Coral, FL              30,000       5/31/06

         Plastic Forming:
         Seattle, WA                116,000       1/31/97

         Coating/Films:
         New Haven, CT              110,000       8/31/32
         Hoosick Falls, NY          109,000        Owned
         Worcester, MA               76,000        Owned

         Clean Room
         Manufacturing:
         Fremont, CA                 30,000       7/01/03

         Assembly & Metal
         Fabrication:
         Kent, OH                           50,000      1/06/01
         Holmesville, OH                    28,000      Owned

         Compounding:
         Aurora, OH                         30,000      Owned

         Europe:
         Gembloux, Belgium                  49,000      Owned
         Kontich, Belgium                   30,000     11/30/99

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time named as a defendant in various lawsuits. The Company vigorously defends all lawsuits brought against it, unless a reasonable settlement appears appropriate. While the outcome of pending proceedings cannot be predicted with certainty, the Company believes that the ultimate resolution of the actions currently pending should not have a material adverse effect on its consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended February 3, 1996.

OFFICERS OF FURON

Furon's executive and other officers are as follows:

Name                    Age   Position/Business Experience
----                    ---   ----------------------------
EXECUTIVE OFFICERS

J. Michael Hagan        56    Chairman of the Board

                              Mr. Hagan has been employed by the Company since
                              1967 and was promoted to Division Manager in 1969, elected Vice President in 1975, and served as a director and President from 1980 to June 1991 when he was appointed Chairman of the Board.

Terrence A. Noonan      58    President and Director

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

Monty A. Houdeshell     47    Vice President, Chief Financial Officer and
                              Treasurer

                              Mr. Houdeshell joined the Company in 1988 as Vice
                              President, Chief Financial Officer and Treasurer and also served as Secretary from 1988 to February
                              1991. From 1985 to 1988, Mr. Houdeshell served as
                              Vice President, Chief Financial Officer and
                              Treasurer of Oak Industries, Inc., a manufacturer of electronic components and controls.

OTHER OFFICERS

Koichi Hosokawa         47    Controller

                              Mr. Hosokawa joined the Company in 1988 as Controller and will be leaving the Company on April 30, 1996. From 1982 to 1988, Mr. Hosokawa was Corporate Controller of Acme Holding, Inc., a hardware manufacturing subsidiary of The Stanley
                              Works.

Donald D. Bradley       40    General Counsel and Secretary

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Except for the historical information contained in this report, certain matters discussed herein, including (without limitation) "Business -- Environmental Matters" (Item 1) and "Legal Proceedings" (Item 3) in Part I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item
7) in Part II, are forward looking statements. These statements involve risks and uncertainties, including (without limitation) the matters identified in those sections and the following: the effect of economic and market conditions and raw material price increases; the impact of costs, insurance recoveries and governmental, judicial and other third party interpretations and determinations in connection with legal and environmental proceedings; and the impact of current or pending legislation and regulation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has traded on the New York Stock Exchange ("NYSE") under the trading symbol "FCY" since March 8, 1995. Previously, it traded on the NASDAQ National Market System under the trading symbol "FCBN." As of March 18, 1996, the Company had approximately 1,100 holders of record of its Common Stock. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company's Common Stock as reported by the NYSE since March 8, 1995 and by NASDAQ prior to that date and (ii) the amount per share of cash dividends paid by the Company with respect to its Common Stock.

                                         YEARS ENDED
            -------------------------------------------------------------------

                     FEBRUARY 3, 1996                    JANUARY 28, 1995
            ---------------------------------     -----------------------------

QUARTER       HIGH         LOW       DIVIDEND       HIGH      LOW      DIVIDEND
-------       ----         ---       --------       ----      ---      --------
First        $22-1/2     $18-7/8      $0.06       $18-1/2   $15-1/4      $0.06
Second        23-1/4      20           0.06        18-1/2    14-1/4       0.06
Third         21          16-1/2       0.06        21        15-3/4       0.06
Fourth        20-1/2      15-1/2       0.06        23        19-1/4       0.06

Future dividends will be considered by the Board of Directors taking into account the Company's profit levels and capital requirements as well as financial and other conditions existing at the time.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years in the period ended February 3, 1996 should be read in conjunction with, and is qualified by, the more detailed information and consolidated financial statements included in Item 8 (Part II), "Consolidated Financial Statements and Supplementary Data."

                                                                         Years ended
                                         -----------------------------------------------------------------------
IN THOUSANDS, EXCEPT                      February 3,   January 28,    January 29,    January 30,    February 1,
SHARE AND PER SHARE AMOUNTS                  1996           1995          1994           1993           1992
----------------------------------------------------------------------------------------------------------------
Net sales                                $   344,886    $   312,060    $   285,194    $   300,107    $   306,170
Cost of sales                                249,102        217,827        204,727        213,932        224,781
                                         -----------    -----------    -----------    -----------    -----------
Gross profit                                  95,784         94,233         80,467         86,175         81,389
Selling, general and administrative
    expenses                                  78,337         77,368         66,458         71,782         73,491
Restructuring charge                               -              -              -              -         23,650
Unusual and nonrecurring charges                   -              -              -              -          8,371
Other (income), net                           (3,866)        (3,126)        (2,296)        (2,363)        (2,104)
Interest expense                               2,899          2,394          3,337          4,243          5,824
                                         -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes             18,414         17,597         12,968         12,513        (27,843)
Provision (benefit) for income taxes           5,245          6,159          4,798          5,256         (5,501)
                                         -----------    -----------    -----------    -----------    -----------
Net income (loss)                        $    13,169    $    11,438    $     8,170    $     7,257    $   (22,342)
                                         ===========    ===========    ===========    ===========    ===========
Net income (loss) per share              $      1.46    $      1.27    $      0.92    $      0.84    $     (2.65)
                                         ===========    ===========    ===========    ===========    ===========

Weighted average number of common
    shares and equivalents outstanding     9,040,262      8,992,926      8,859,200      8,681,606      8,439,121

Cash dividends per share                 $      0.24    $      0.24    $      0.24    $      0.24    $      0.24

At year end:
      Total assets                       $   211,484    $   179,873    $   175,224    $   174,229    $   181,021
      Total long-term obligations        $    59,528    $    32,791    $    38,795    $    43,488    $    54,088
      Total stockholders' equity         $   102,882    $    91,599    $    80,815    $    75,247    $    71,017

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g. fiscal 1996 ended February 3, 1996). Fiscal year 1996 consists of 53 weeks and fiscal years 1995 and 1994 consisted of 52 weeks.

Consolidated sales for fiscal year 1996 were 11% higher than in fiscal year 1995. When removing the effect of acquisitions and divestitures from fiscal 1996 and fiscal 1995, sales increased 7%. Sales to the semiconductor, truck and general industrial markets were particularly strong. Sales to the commercial aircraft, aerospace and healthcare markets were relatively flat. Sales to the chemical and industrial processing markets were down substantially from last year primarily due to the deferral of major capital expansion projects. Also contributing with improved sales were European operations. A healthier economy in Europe provided improved demand across all product lines, and coupled with stronger foreign currency exchange rates resulted in increased dollar sales of 21% (8% after removing the effect of foreign currency exchange rate changes) over last year.

In fiscal 1995, sales were 9% higher than in fiscal 1994. However, when removing the effect of the divested businesses, sales increased 14%.

The gross profit percentage for fiscal year 1996 has declined from 30.2% to 27.8% as compared to the prior fiscal year. Excluding the impact of acquisitions and divestitures, the gross profit percentage declined from 30.8% to 28.5%. Most of this decrease is attributable to higher raw material costs and sales mix compared to the prior year. Also affecting gross profit were higher costs incurred related to the implementation of the Company's new operating structure. The gross profit percentage increased from 28.2% in fiscal year 1994 to 30.2% in fiscal year 1995. This improvement was primarily attributable to the Company's focus on increasing productivity and cost reduction. When removing the effect of divestitures, the gross profit percentage improved from 29.2% in fiscal year 1994 to 30.7% in fiscal year 1995.

Selling, general and administrative expenses as a percentage of sales were 22.7%, 24.8% and 23.3% for fiscal years 1996, 1995 and 1994, respectively. After removing the effect of acquisitions, operating expenses as a percentage of sales were 23.1%, 24.8% and 23.3% for fiscal years 1996, 1995 and 1994, respectively. In terms of dollars, operating expenses increased primarily due to increased selling expenses resulting from the Company's continued customer and market focus. Offsetting the higher selling expenses were lower general and administrative expenses over the prior year, mainly as a result of fewer costs incurred related to the implementation of the Company's new operating structure. The costs incurred in fiscal year 1995 included professional fees incurred in connection with various consulting projects, travel, communications and accelerated depreciation of information systems impacted by implementing the new strategy. Research and development costs were up as the Company continues to increase its focus on new product development.

Other income, net for fiscal year 1996 increased 23.7% over fiscal year 1995, primarily as a result of higher licensee fees and a decrease in expenses attributable to the elimination of income related to businesses held for sale. This included the elimination of $180,000 of pretax loss from fiscal year 1996 and $500,000 and $363,000 of pretax profit from fiscal year 1995 and 1994, respectively, for the previously held for sale businesses. Offsetting these increases was lower interest income resulting from a reduction in cash balances available for investing due to acquisition activity. In addition, included is the net gain on divestitures of two businesses (see Note 2 of the "Notes to Consolidated Financial Statements") offset by charges for closure and consolidation of certain businesses, and charges to retiree medical liabilities related to prior acquisitions. The Company substantially completed its restructuring

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

program without incurring certain costs that were included in the 1992 charge. As a result, the Company reduced its restructuring accrual by $485,000.

Interest expense increased by 21% in fiscal year 1996 as compared to fiscal year 1995. Amounts owing under the Company's bank credit facility increased by approximately $17 million over the prior year due to acquisition of the assets of the Custom Coating and Laminating Corporation ("CC&L") and Fluorglas businesses. Interest expense decreased 28% in fiscal year 1995 as compared to fiscal year 1994 due to a $6 million decrease in amounts owing under the Company's bank credit facility.

Pretax results of operations improved 5% from a profit of $17.6 million in fiscal year 1995 to a profit of $18.4 million in fiscal year 1996. This improvement in profitability, which was the result of higher sales volumes and other income partially offset by higher manufacturing costs and interest expense, was more than enough to offset increased operating expenses incurred with implementing the new customer focused structure and strategy.

The Company's effective tax rate for the fiscal year 1996 was 28.5% as compared to 35.0% in fiscal year 1995 and 37.0% in fiscal year 1994. The lower effective tax rate in 1996, as compared to fiscal year 1995, resulted from the realization of certain reserves and tax credits due to the completion of IRS audit cycles and closure of earlier fiscal years. The lower effective tax rate in fiscal 1995, as compared to fiscal year 1994, was primarily due to a reduction of the effect of foreign taxes as well as increased tax benefits from the Company's export sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 1996, cash provided by operations increased 225% over fiscal year 1995, to approximately $25.5 million. Included in fiscal 1996 was a use of cash from the change in working capital of $5.1 million versus $18.3 million in fiscal 1995. This cash flow allowed for further reductions in bank borrowings. The most significant component is the favorable change in accounts receivable offset by inventory which grew year over respective year, as well as accounts payable. Heavy volume of shipments in late January and a build up of stock to improve response time are primarily responsible. Additionally, the settlement of Internal Revenue Service audits noted above resulted in the reduction of current portion of income taxes payable.

At February 3, 1996 the Company's working capital was $60.7 million, an increase of $6.0 million from the prior year. At February 3, 1996, the Company's ratio of current assets to current liabilities was approximately 2.5:1. Capital expenditures totaled $13.6 million and were primarily for renovating existing facilities, leasehold improvements or replacement of existing equipment in addition to implementation of the new operating structure referred to above.

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its long-term debt. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it would require utilization of the remaining $62.0 million available at February 3, 1996 from its existing credit facility or financing from other sources.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL MATTERS

Compliance with environmental laws and regulations designed to regulate the discharge of materials into the environment or otherwise protect the environment requires continuing management effort and expenditures by the Company. The Company does not believe that the operating costs incurred in the ordinary course of business to satisfy air and other permit requirements, properly dispose of hazardous wastes and otherwise comply with these laws and regulations form or will form a material component of its operating costs or have or will have a material adverse effect on its competitive or consolidated financial positions.

The Company or one of its subsidiaries is currently involved in environmental remediation at six former manufacturing sites. In addition, one of the Company's subsidiaries is involved as an EPA-named potentially responsible party or private cost recovery/contribution action defendant in connection with environmental remediation at the following "superfund" waste disposal sites:
Solvents Recovery Service of New England site in Southington, Connecticut; Gallups Quarry site in Plainfield, Connecticut; and the Davis Liquid Waste and Picillo Superfund sites in Coventry, Rhode Island.

As of February 3, 1996, the Company's reserves for environmental remediation matters totaled approximately $1.9 million. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on investigations to determine the nature of the potential liability at each site, the estimated amount of investigation and remedial costs expected to be necessary to complete the remediation and other factors, the Company presently believes that these reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Furon Company

We have audited the accompanying consolidated balance sheets of Furon Company as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Furon Company at February 3, 1996 and January 28, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                              ERNST & YOUNG LLP

Orange County, California
March 8, 1996

                                  FURON COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        YEARS ENDED
                                           ------------------------------------
                                           FEBRUARY 3,  JANUARY 28,  JANUARY 29,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS        1996         1995         1994
-------------------------------------------------------------------------------

Net sales                                   $ 344,886    $ 312,060    $ 285,194

Cost of sales                                 249,102      217,827      204,727
                                            ---------    ---------    ---------

Gross profit                                   95,784       94,233       80,467

Selling, general and administrative
    expenses                                   78,337       77,368       66,458

Other (income), net                            (3,866)      (3,126)      (2,296)

Interest expense                                2,899        2,394        3,337
                                            ---------    ---------    ---------

Income before income taxes                     18,414       17,597       12,968

Provision for income taxes                      5,245        6,159        4,798
                                            ---------    ---------    ---------

Net income                                  $  13,169    $  11,438    $   8,170
                                            =========    =========    =========
Net income per share of
    Common Stock                            $    1.46    $    1.27    $    0.92
                                            =========    =========    =========



See accompanying notes.

                                  FURON COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                                           FEBRUARY 3,   JANUARY 28,
IN THOUSANDS                                                  1996           1995
-----------------------------------------------------------------------------------

Current assets:

    Cash and cash equivalents                               $       -    $   6,475

    Accounts receivable, less allowance for doubtful
       accounts of $1,367 in 1996 and $696 in 1995             51,681       48,955

    Inventories                                                39,827       31,197

    Deferred income taxes                                       5,178        8,215

    Prepaid expenses and other assets                           5,367        6,843
                                                            ---------    ---------
Total current assets                                          102,053      101,685

Property, plant and equipment, at cost:

    Land                                                        1,305          456

    Buildings and leasehold improvements                       18,044       13,868

    Machinery and equipment                                   128,396       99,718
                                                            ---------    ---------
                                                              147,745      114,042

    Less accumulated depreciation and amortization            (68,093)     (61,981)
                                                            ---------    ---------
Net property, plant and equipment                              79,652       52,061

Intangible assets, at cost, less accumulated amortization
    of $27,498 in 1996 and $23,739 in 1995                     23,543       17,953

Other assets                                                    6,236        8,174
                                                            ---------    ---------
                                                            $ 211,484    $ 179,873
                                                            =========    =========




See accompanying notes.

                                  FURON COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           FEBRUARY 3,    JANUARY 28,
IN THOUSANDS, EXCEPT SHARE DATA                                1996          1995
------------------------------------------------------------------------------------
Current liabilities:

    Cash, less checks outstanding                           $   1,052      $       -

    Accounts payable                                           18,851         19,093

    Salaries, wages and related benefits payable               11,101         10,508

    Current portion of long-term debt                               -          8,000

    Other current liabilities                                  10,345          9,359
                                                            ---------      ---------
Total current liabilities                                      41,349         46,960

Long-term debt                                                 38,000         12,750

Other long-term liabilities                                    21,528         20,041

Deferred income taxes                                           7,725          8,523

Commitments and contingencies

Stockholders' equity:

    Preferred stock without par value, 2,000,000 shares
       authorized, none issued or outstanding                       -              -

    Common stock without par value, 15,000,000 shares
       authorized, 8,906,905 and 8,800,164 shares issued
       and outstanding in 1996 and 1995, respectively          37,575         36,280

    Foreign currency translation adjustment                       403            419

    Unearned ESOP shares                                       (3,205)        (3,112)

    Unearned compensation                                        (556)          (885)

    Additional pension liability                               (1,649)          (379)

    Retained earnings                                          70,314         59,276
                                                            ---------      ---------
Total stockholders' equity                                    102,882         91,599
                                                            ---------      ---------
                                                            $ 211,484      $ 179,873
                                                            =========      =========



See accompanying notes.

                                  FURON COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


IN THOUSANDS, EXCEPT SHARE AMOUNTS
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994


                                                                 Foreign                                                     Total
                                            Common Stock        Currency     Unearned   Unearned    Additional               Stock-
                                        --------------------   Translation     ESOP     Compen-      Pension     Retained   holders'
                                          Shares      Amount   Adjustment     Shares     sation     Liability    Earnings    Equity
                                        --------------------------------------------------------------------------------------------
--------------------------------------
BALANCE AT JANUARY 30, 1993             8,563,444    $34,628    $    511     $(3,072)   $ (644)    $     -       $43,824   $ 75,247
--------------------------------------  -------------------------------------------------------------------------------------------
Cash dividends                                  -          -           -           -         -           -        (2,068)    (2,068)
Exercise of stock options                  56,774        539           -           -         -           -             -        539
Retired shares                            (10,412)      (172)          -           -         -           -             -       (172)
Grant of restricted shares, net of
     cancellations                         15,900        325           -           -      (325)          -             -          -
Amortization of unearned
     compensation                               -          -           -           -       260           -             -        260
Foreign currency translation
     adjustment                                 -          -      (1,545)          -         -           -             -     (1,545)
Principal payment from ESOP                     -          -           -         384         -           -             -        384
Net income                                      -          -           -           -         -           -         8,170      8,170
--------------------------------------  -------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1994             8,625,706     35,320      (1,034)     (2,688)     (709)          -        49,926     80,815
--------------------------------------  -------------------------------------------------------------------------------------------
Cash dividends                                  -          -           -           -         -           -        (2,088)    (2,088)
Exercise of stock options                 349,272      5,018           -           -         -           -             -      5,018
Retired shares                           (218,529)    (4,763)          -           -         -           -             -     (4,763)
Grant of restricted shares, net of
     cancellations                         43,715        705           -           -      (705)          -             -          -
Amortization of unearned
     compensation                               -          -           -           -       529           -             -        529
Foreign currency translation
     adjustment                                 -          -       1,453           -         -           -             -      1,453
Loan to ESOP, net                               -          -           -        (424)        -           -             -       (424)
Excess of additional pension liability
     over unrecognized net transition
     obligation                                 -          -           -           -         -        (379)            -       (379)
Net income                                      -          -           -           -         -           -        11,438     11,438
--------------------------------------  -------------------------------------------------------------------------------------------
BALANCE AT JANUARY 28, 1995             8,800,164     36,280         419      (3,112)     (885)       (379)       59,276     91,599
--------------------------------------  -------------------------------------------------------------------------------------------
Cash dividends                                  -          -           -           -         -           -        (2,131)    (2,131)
Exercise of stock options                  90,312      1,133           -           -         -           -             -      1,133
Retired shares                            (11,852)      (251)          -           -         -           -             -       (251)
Grant of restricted shares                 10,610        215           -           -      (215)          -             -          -
Cancellations of restricted shares        (13,420)      (212)          -           -       112           -             -       (100)
Stock issued under Employee
     Stock Purchase Plan                   31,091        410           -           -         -           -             -        410
Amortization of unearned
     compensation                               -          -           -           -       432           -             -        432
Foreign currency translation
     adjustment                                 -          -         (16)          -         -           -             -        (16)
Loan to ESOP, net                               -          -           -         (93)        -           -             -        (93)
Excess of additional pension liability
     over unrecognized net transition
     obligation                                 -          -           -           -         -      (1,270)            -     (1,270)
Net income                                      -          -           -           -         -           -        13,169     13,169
--------------------------------------  -------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 3, 1996             8,906,905    $37,575    $    403     $(3,205)   $ (556)    $(1,649)      $70,314   $102,882
--------------------------------------  -------------------------------------------------------------------------------------------

See accompanying notes.

                                  FURON COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEARS ENDED
                                                                               ----------------------------------------------
                                                                               FEBRUARY 3,       JANUARY 28,      JANUARY 29,
IN THOUSANDS                                                                      1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
      Net income                                                                 $ 13,169         $ 11,438         $  8,170
      Adjustments to reconcile net income to cash
           provided by operating activities:
               Depreciation                                                        11,292            9,540            8,547
               Amortization                                                         3,783            3,961            3,660
               Provision for losses on accounts receivable                            724              303              254
               Deferred income taxes                                                2,239               46               65
               (Gain) loss on sale of assets and divestitures                      (2,385)              15              390
      Working capital changes, net of acquisitions and disposals:
               Accounts receivable                                                  2,467          (11,173)          (4,525)
               Inventories                                                         (2,059)          (4,918)           1,129
               Accounts payable and accrued liabilities                            (3,663)           4,063            3,964
               Income taxes payable                                                (1,790)          (3,704)           2,913
               Other current assets and liabilities, net                              (43)          (2,561)            (653)
                                                                                 --------         --------         --------
                                                                                   (5,088)         (18,293)           2,828
      Changes in other long-term operating assets and liabilities                   1,783              842           (3,091)
                                                                                 --------         --------         --------

               Net cash provided by operating activities                           25,517            7,852           20,823

INVESTING ACTIVITIES
      Acquisition of businesses                                                   (43,497)            --               --
      Purchases of property, plant and equipment                                  (13,570)         (12,912)          (8,458)
      Proceeds from sale of divestitures                                            8,517              543            9,772
      Proceeds from sale of equipment                                                 334              185              618
      Proceeds from notes receivable                                                  844              429            2,416
      Increase in notes receivable                                                   (242)            (810)          (4,933)
                                                                                 --------         --------         --------

               Net cash used in investing activities                              (47,614)         (12,565)            (585)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                                 46,756                8               27
      Principal payments on long-term debt                                        (29,506)          (6,015)          (8,471)
      Proceeds from issuance of common stock                                          782              255              367
      Principal payments received from ESOP                                           384              384              384
      Dividends paid on common stock                                               (2,131)          (2,088)          (2,068)
      Loan to ESOP                                                                   (579)            (808)            --
                                                                                 --------         --------         --------

               Net cash provided by (used in) financing activities                 15,706           (8,264)          (9,761)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (84)             969           (1,441)
                                                                                 --------         --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (6,475)         (12,008)           9,036
                                                                                 --------         --------         --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      6,475           18,483            9,447
                                                                                 --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $   --           $  6,475         $ 18,483
                                                                                 ========         ========         ========

See accompanying notes.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Furon Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g. fiscal 1996 ended February 3, 1996). Fiscal year 1996 consists of 53 weeks and fiscal years 1995 and 1994 consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidated Statements of Cash Flows

Excess cash is invested in income-producing investments including commercial paper, money market accounts, overnight repurchase agreements and short-term certificates of deposit with original maturities of less than three months. These investments are stated at cost which approximates market. Included in other income is interest and dividend income from investments of $118,000, $677,000, and $490,000 in fiscal 1996, 1995 and 1994, respectively.

Interest paid in fiscal 1996, 1995 and 1994 was $2,919,000, $2,451,000, and
$3,536,000, respectively.

Income taxes paid in fiscal 1996, 1995 and 1994 was $4,100,000, $8,500,000 and
$1,800,000, respectively.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                       FEBRUARY 3,      JANUARY 28,
IN THOUSANDS                                              1996             1995
--------------------------------------------------------------------------------
Raw materials and purchased parts                        $16,878         $12,482
Work-in-process                                            9,872           9,153
Finished goods                                            13,077           9,562
                                                         -------         -------
                                                         $39,827         $31,197
                                                         =======         =======

Property, Plant and Equipment

Depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings                                                       25-45 years
Machinery and equipment                                          3-18 years
Leasehold improvements                Term of the lease (including options)

Concentration of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. At February 3, 1996, the Company had no significant concentrations of credit risk.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense, including application engineering, for fiscal 1996, 1995 and 1994 was $8,502,000, $7,125,000 and $6,103,000, respectively, and is included in selling, general and administrative expenses in the consolidated statements of income. Continuous research and development is necessary for the Company to maintain its competitive position.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                                      FEBRUARY 3,      JANUARY 28,
IN THOUSANDS                                             1996             1995
----------------------------------------------------------------------------------
Goodwill                                               $ 9,113           $   328
Other intangible assets                                 14,430            17,625
                                                       -------           -------
                                                       $23,543           $17,953
                                                       =======           =======

Goodwill is amortized over 25 years. Other intangible assets are amortized over periods ranging from 7 to 25 years.

Translation of Foreign Currencies

Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The resulting cumulative foreign currency translation adjustment is reported separately in stockholders' equity. Transaction gains and losses included in results of operations were not significant in fiscal 1996, 1995 and 1994. The functional currency of the Company's foreign operations is the respective local currency.

Net Income Per Share

Net income per share is based on the weighted average number of common shares outstanding and common share equivalents resulting from dilutive stock options outstanding in each of the three years in the period ended February 3, 1996. The number of shares used in the computation was 9,040,262, 8,992,926 and 8,859,200, respectively.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations, when indicators of impairment are present and when assets are expected to be disposed. The Company is required to adopt the provisions of SFAS No. 121 for fiscal 1997 and, based on current circumstances, does not believe the effect will be material.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. As permitted by this statement, the Company intends to continue to use the traditional accounting for stock-based awards prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Adoption of the new standard in this form will have no impact on reported income in future years; however, pro forma disclosures of the effect of stock-based awards on net income and earnings per share as if SFAS No. 123 had been adopted will be required.

2.       ACQUISITIONS AND DISPOSITIONS

Acquisitions

On January 31, 1995 the Company acquired certain assets of Custom Coating & Laminating Corporation ("CC&L"). The cash purchase price was $24.0 million, of which $18.0 million was borrowed under the Company's unsecured revolving credit facility. In addition, the Company assumed certain liabilities approximating $2.4 million, and may pay up to an additional $4.0 million based upon future product sales over the next three fiscal years. The business manufactures release liners and other specialty engineered products incorporating surface chemistry technology. Its manufacturing facilities are located in Worcester, Massachusetts.

On February 2, 1996, the Company acquired certain assets and assumed certain liabilities of the Fluorglas business ("Fluorglas") from AlliedSignal Inc., for $19.0 million in cash. The purchase price was paid from borrowings under the Company's unsecured revolving facility. Fluorglas manufactures a broad line of pressure sensitive adhesive tapes and PTFE flexible composites and fabrications in facilities located in Hoosick Falls, New York.

These acquisitions have been recorded using the purchase method of accounting, and their results of operations have been included in the consolidated financial statements since the respective dates of acquisition. The excess purchase price over the estimated fair value of net assets acquired for CC&L of approximately $9.3 million is being amortized using the straight-line method over 25 years. The purchase price for Fluorglas has been preliminarily allocated to the net assets acquired based on their estimated fair values with no goodwill being recorded. Management believes that any resulting adjustments will not have a material effect on the results of operations.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

2.       ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Summarized below are the unaudited consolidated results of operations of the Company, including the CC&L and Fluorglas businesses on a pro forma basis, as though both acquisitions had occurred at the beginning of each respective fiscal year. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the transactions been effected, nor is it necessarily indicative of the results of operations which may occur in the future.

                                                          YEARS ENDED
IN THOUSANDS, EXCEPT PER SHARE DATA         FEBRUARY 3, 1996        JANUARY 28, 1995
------------------------------------------------------------------------------------
Net sales                                        $377,501               $365,954
Net income                                         14,594                 13,257
Net income per share of Common Stock                 1.48                   1.45


Dispositions

During the fiscal year ended February 3, 1996 the Company sold two businesses for a net pre-tax gain of $2.7 million and accrued approximately $665,000 for insurance reserves relative to one of the businesses. These amounts are included in Other income, net in the accompanying statement of income.

In conjunction with the acquisitions and divestitures made during fiscal year ended February 3, 1996, the Company has developed plans to close and consolidate certain businesses. Accordingly, a pre-tax charge of $1.3 million for closing duplicate facilities and severance costs is included in Other income, net. In fiscal year ended February 3, 1996, retiree medical liabilities related to prior acquisitions increased by $865,000.

3.    RESTRUCTURING CHARGE

During fiscal 1992, the Company implemented a comprehensive restructuring program designed to improve profitability and improve the Company's focus on its primary objectives and strengths. Accordingly, a pretax charge of $23.7 million, primarily related to the estimated loss on the disposal of the Company's businesses which did not meet its long-term strategy was taken. The change in the reserve during fiscal 1996 was primarily attributable to payments on consulting and non-compete agreements and abandoned leases related to divested businesses. As of February 3, 1996, the company substantially completed its restructuring program without incurring certain costs that had been included in 1992 charge. As a result, the Company reduced its restructuring accrual by $485,000.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

4.       INCOME TAXES

The provision (benefit) for income taxes for the three years ended February 3, 1996, consists of the following:

IN THOUSANDS                             CURRENT         DEFERRED        TOTAL
--------------------------------------------------------------------------------
1996:

         Federal                          $  954         $ 2,300          $3,254
         Foreign                           1,197            --             1,197
         State                               855             (61)            794
                                          ------         -------          ------

                                          $3,006         $ 2,239          $5,245
                                          ======         =======          ======
1995:

         Federal                          $4,714         $   (79)         $4,635
         Foreign                             848            --               848
         State                               551             125             676
                                          ------         -------          ------

                                          $6,113         $    46          $6,159
                                          ======         =======          ======
1994:

         Federal                          $3,810         $  (368)         $3,442
         Foreign                             472            --               472
         State                               451             433             884
                                          ------         -------          ------

                                          $4,733         $    65          $4,798
                                          ======         =======          ======

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

4.       INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate for the following reasons:

                           FEBRUARY 3, 1996      JANUARY 28, 1995     JANUARY 27, 1994
                           -----------------     ----------------     ----------------
DOLLARS IN THOUSANDS       AMOUNT        %       AMOUNT        %      AMOUNT        %
--------------------------------------------------------------------------------------
Statutory federal
     provision             $ 6,445      35.0    $ 6,159      35.0    $ 4,539      35.0

Realization of reserves
     due to completed
     audit cycles and
     closure of earlier
     fiscal years           (1,200)     (6.5)      --         --        --         --

State and local taxes,
     net of federal tax
     benefit                   801       4.4      1,076       6.1        832       6.4


Effect of foreign taxes       (164)     (0.9)      (145)     (0.8)       104       0.8

Research and
     experimental credit      (195)     (1.1)      (424)     (2.4)      (303)     (2.3)

Export sales corporation
     benefit                  (376)     (2.0)      (393)     (2.2)      (243)     (1.9)

Other                          (66)     (0.4)      (114)     (0.7)      (131)     (1.0)
                           -------      ----    -------      ----    -------      ----

                           $ 5,245      28.5    $ 6,159      35.0    $ 4,798      37.0
                           =======      ====    =======      ====    =======      ====

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

4.       INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         FEBRUARY 3,  JANUARY 28,
IN THOUSANDS                                                1996         1995
--------------------------------------------------------------------------------
Deferred tax liabilities:

              Tax over book depreciation                   $(5,844)     $(4,923)
                                                           -------      -------

Deferred tax assets:

              Inventories                                      923        1,007

              Accruals recognized in
                   different periods for tax
                   than financial reporting                  4,113        6,830
                                                           -------      -------


              Total assets                                   5,036        7,837

Valuation allowance for realization
      of and payment for reserves
      and depreciable assets                                (1,739)      (3,222)
                                                           -------      -------


Net deferred assets                                          3,297        4,615
                                                           -------      -------

Total deferred taxes                                       $(2,547)     $  (308)
                                                           =======      =======


Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of certain foreign subsidiaries and affiliates aggregating $6,500,000 at February 3, 1996. Management's intention is to reinvest such undistributed earnings outside the United States for an indefinite period except for distributions upon which incremental U.S. income taxes would not be material. Any withholding taxes ultimately paid, which could approximate $325,000, may be recoverable as foreign tax credits in the United States.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

4.       INCOME TAXES (CONTINUED)

During the fourth quarter of fiscal 1995 the Company resolved the Internal Revenue Service audit for fiscal years 1988 and 1989 relating to the purchase price allocation of an acquisition made in fiscal 1988. This resolution resulted in realization of reserves due to completed audit cycles and closure of earlier fiscal years.

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

5.       LONG-TERM DEBT

On October 30, 1995, the Company entered into a credit agreement with a syndicate of banks. The agreement provides the Company with a five year, unsecured, revolving credit facility in the amount of $100,000,000. Beginning October 30, 1998 availability under the facility will be reduced by $6,250,000 on a semi-annual basis. All advances outstanding under the credit facility are due on October 30, 2000. Under terms of the agreement, the Company may borrow at the prevailing prime rate or at a rate based upon LIBOR. Borrowings based upon the LIBOR rate are subject to performance grid pricing. In addition, the Company pays a commitment fee on the unused portion of the revolving facility. The commitment fee is subject to performance grid pricing.

At February 3, 1996, the unused portion of the credit facility was $62,000,000. Borrowing rates during the year ranged from 5.8% to 7.0% (5.9% at February 3, 1996).

In order to reduce the impact of changes in interest rates on its variable rate borrowings, the Company entered into an 8-year Interest Rate Swap agreement with a commercial bank in August 1988. The notional amount of the swap, which decreases $2,000,000 each quarter, totaled $6,000,000 at February 3, 1996. The swap agreement effectively changes the Company's interest rate on $6,000,000 of its variable borrowings to a fixed interest rate of 9.938%.

Due to the fact that the swap agreement increases the effective rate of the Company's borrowings, the Company is not exposed to credit risk in the event of nonperformance by the other parties to the interest rate swap agreement. The fair market value of this off balance sheet instrument as determined by an independent third party at February 3, 1996 is $128,000.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

5.       LONG-TERM DEBT (CONTINUED)

Long-term debt is summarized as follows:

                                                      FEBRUARY 3,     JANUARY 28,
IN THOUSANDS                                             1996            1995
-------------------------------------------------------------------------------
Loans under bank credit agreements                      $38,000        $ 20,750
Less current portion                                       --            (8,000)
                                                        -------        --------

Due after one year                                      $38,000        $ 12,750
                                                        =======        ========

6.       COMMITMENTS AND CONTINGENCIES

At February 3, 1996, the Company is obligated under non-cancelable leases of real property and equipment used in its operations for minimum annual rentals plus insurance and taxes. Amounts payable under these obligations are as follows:

            FISCAL YEARS
                ENDED                                       IN THOUSANDS
            ------------                                    ------------
                 1997                                         $  7,925
                 1998                                            6,926
                 1999                                            5,904
                 2000                                            4,574
                 2001                                            4,004
             2002 to 2006                                       15,288
             2007 to 2011                                        3,778

Certain leases contain escalation provisions for periodic adjustments based on certain indices. Rental expense for operating leases for the three years in the period ended February 3, 1996 was $8,646,000, $7,956,000 and $7,952,000,
respectively.

At February 3, 1996, the Company is obligated under irrevocable letters of credit totaling $2,145,000.

At February 3, 1996, the Company had approximately $2,300,000 of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized gains/losses from hedging activities were not material as of February 3, 1996.

The Company is currently involved in various litigation. Management of the Company is of the opinion that the ultimate resolution of such litigation should not have a material effect on the Company's consolidated financial position or results of operations.

Compliance with environmental laws and regulations designed to regulate the discharge of materials into the environment or otherwise protect the environment requires continuing management effort and expenditures by the Company. The Company does not believe that the operating costs incurred in the ordinary course of business to satisfy air and other permit requirements, properly dispose of hazardous wastes and otherwise comply with these laws and regulations form or will form a material component of its operating costs or have or will have a material adverse effect on its competitive or consolidated financial positions.

The Company or one of its subsidiaries is currently involved in environmental remediation at six former manufacturing sites. In addition, one of the Company's subsidiaries is involved as an EPA-named potentially responsible party or private cost recovery/contribution action defendant in connection with environmental remediation at the following "superfund" waste disposal sites:
Solvents Recovery Service of New England site in Southington, Connecticut; Gallups Quarry site in Plainfield, Connecticut; and the Davis Liquid Waste and Picillo Superfund sites in Coventry, Rhode Island.

As of February 3, 1996, the Company's reserves for environmental remediation matters totaled approximately $1.9 million. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on investigations to determine the nature of the potential liability at each site, the estimated amount of investigation and remedial costs expected to be necessary to complete the remediation and other factors, the Company presently believes that these reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

7.       STOCKHOLDERS' EQUITY

Stock Incentive Plan

The Company has a 1995 Stock Incentive Plan (approved by the Board of Directors in April 1995) and a 1982 Stock Incentive Plan. Under both plans, the Compensation Committee, appointed by the Board of Directors, is authorized to grant awards to any officer or key employee of the Company. Awards granted can take the form of non-qualified stock options, stock appreciation rights, restricted stock awards (RSAs), and performance share awards. The 1995 Stock Incentive Plan does not provide for depreciation rights and tax-offset bonuses which are components of the 1982 Stock Incentive Plan. The 1995 Stock Incentive Plan provides for the annual grant of awards in a maximum number of shares of common stock of 1.8% of the Company's issued and outstanding shares as of the last day of the preceding fiscal year, commencing with the fiscal year beginning February 4, 1996. Accordingly no awards have been issued under this plan. Shares of common stock authorized under the 1982 Stock Incentive Plan have been nearly exhausted as approximately 49,969 shares are available for grant at February 3, 1996. Options are granted at a price equal to 100% of the fair market value at the date of grant and become exercisable not earlier than six months after the award date and vest at a rate of 25% per year. The options shall remain exercisable until the expiration date but not later than ten years after the award date.

At February 3, 1996, 153,775 RSAs have been granted (of which 28,320 have been canceled) under the 1982 Stock Incentive Plan. The issuance of these RSAs resulted in $1,907,000 (net of cancellations) of unearned compensation which is being amortized over the five year period in which the awards vest.

The following summarizes stock option transactions under the 1982 Stock Incentive Plan for the year ended February 3, 1996:

                                                   NUMBER        PER SHARE
                                                 OF SHARES      OPTION PRICE
                                                 ---------      -------------
Options outstanding at January 28, 1995           729,328       $8.17 - 18.00

                Granted                           118,000               19.38
                Exercised                         (90,312)       8.17 - 13.31
                Canceled                           (6,500)              19.38
                                                  -------       -------------

Options outstanding at February 3, 1996           750,516       $9.75 - 19.38
                                                  =======       =============

Exercisable at February 3, 1996                   531,516       $9.75 - 18.00
                                                  =======       =============

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

7.       STOCKHOLDERS' EQUITY (CONTINUED)

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

8.       EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor various qualified plans which cover substantially all of its domestic employees including a profit-sharing/retirement plan, an employee stock ownership plan, and an employee stock purchase plan. The Company also sponsors a nonqualified defined benefit plan covering certain employees.

Profit-Sharing/Retirement Plan

The trusteed profit-sharing/retirement plan provides for an employee salary deferral contribution, a company matching contribution and a company primary contribution. Under the deferral provisions (401K), eligible employees are permitted to contribute up to 10% of gross compensation to the profit-sharing/retirement plan. For amounts up to 8% of the employee's gross compensation the Company will match the employee's contribution at a rate determined by the Board of Directors. Under the company primary contribution provision, each eligible employee will receive a contribution to the profit-sharing/retirement plan based on a percentage of qualified wages as determined based on the Company's performance. Total Company contributions for the years ended February 3, 1996, January 28, 1995 and January 29, 1994 were $1,917,000, $1,528,000 and $1,336,000, respectively.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

8.       EMPLOYEE BENEFIT PLANS (CONTINUED)

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP) covering substantially all of its employees (subject to certain limitations). The Company annually contributes amounts sufficient to cover principal and interest on loans made to the ESOP as determined by the Board of Directors.

Prior to December 31, 1992, the Company loaned the ESOP $3,666,000 ($1,957,000 outstanding at February 3, 1996) to purchase 311,000 shares of stock, at interest rates ranging from 7.83% to 9.12%. The loans are payable in ten annual installments of principal and interest. In fiscal 1996, the Company loaned the ESOP $579,063 to purchase 27,500 shares of stock from a director of the Company, at interest rates ranging from 6.36% to 7.31%. In fiscal 1995, the Company loaned the ESOP $808,125 to purchase 45,000 shares of stock from a director of the Company, at interest rates ranging from 7.45% to 7.67%. These loans are payable in ten annual installments of principal and interest, beginning in fiscal 1996. Shares are released and allocated to participant accounts annually as loan repayments are made.

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

Of the leveraged shares acquired prior to fiscal 1994, 117,367 and 165,731 are allocated and unallocated, respectively, at February 3, 1996. Of the leveraged shares acquired in fiscal 1996 and 1995, there were 2,021 allocated shares, 5,615 committed-to-be-released shares and 64,864 unallocated shares at February 3, 1996. The fair value of unallocated shares acquired in fiscal 1996 was $1,232,000 at February 3, 1996. Total compensation cost recognized by the Company during fiscal 1996, 1995 and 1994, which consists of the annual contribution and plan administrative costs, net of dividend income on unallocated and forfeited shares, totaled $699,000, $528,000 and $339,000, respectively.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

8.       EMPLOYEE BENEFIT PLANS (CONTINUED)

Employee Stock Purchase Plan

Effective November 1, 1994 the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Annually, on October 31, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on November 1 (grant date) or October 31 (exercise date). The aggregate number of shares purchased by an employee may not exceed 5,000 shares annually (subject to limitations imposed by the Internal Revenue
Code). The stock purchase plan expires on October 31, 2004. A total of 200,000 shares are available for purchase under the plan. There were 31,091 shares issued under the plan during fiscal 1996.

Supplemental Executive Retirement Plan

In fiscal 1987, the Company adopted an unfunded executive defined benefit retirement plan for certain key officers of the Company, which provides for benefits which supplement those provided by the Company's other retirement plans. Benefits payable under the plan are based upon compensation levels and length of service of the participants.

In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional liability of $2,342,000 and $1,156,000 in fiscal 1996 and 1995, respectively, which represents the excess of the accumulated benefit obligation over previously recognized accrued pension costs. In 1996 and 1995, the excess of additional pension liability over the unrecognized net transition obligation has been recorded as a component of stockholders' equity.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

8.       EMPLOYEE BENEFIT PLANS (CONTINUED)

Actuarial present value of benefit obligations:

                                                     FEBRUARY 3,     JANUARY 28,
IN THOUSANDS                                            1996             1995
--------------------------------------------------------------------------------
Vested benefit obligation                              $ 8,200         $ 6,574
                                                       =======         =======

Accumulated benefit obligation                         $ 8,345         $ 6,662
                                                       =======         =======

Unfunded projected benefit obligation                  $ 8,652         $ 7,419
Unrecognized net loss                                   (1,956)         (1,136)
Unrecognized net transition obligation                    (693)           (777)
                                                       -------         -------
                                                         6,003           5,506
Additional minimum liability                             2,342           1,156
                                                       -------         -------
Accrued pension cost                                   $ 8,345         $ 6,662
                                                       =======         =======

Assumptions:
             Discount rate                                 7.5%            8.5%
             Salary increase rate                          5.0%            5.0%

Net periodic pension costs for fiscal 1996, 1995 and 1994 were as follows:

                                                             YEARS ENDED
                                             --------------------------------------------
                                             FEBRUARY 3,     JANUARY 28,      JANUARY 29,
IN THOUSANDS                                   1996             1995             1994
-----------------------------------------------------------------------------------------
Service cost                                   $ 37             $ 44             $ 41
Interest cost                                   618              609              605
Net amortization and deferral                   211              212              184
                                               ----             ----             ----
                                               $866             $865             $830
                                               ====             ====             ====

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996


9.       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

IN THOUSANDS, EXCEPT                                             INCOME                      NET INCOME
PER SHARE DATA                      NET SALES  GROSS PROFIT   BEFORE TAXES    NET INCOME     PER SHARE
-------------------------------------------------------------------------------------------------------

YEAR ENDED FEBRUARY 3, 1996

1st Quarter                          $88,453     $25,560         $5,162         $3,355        $ 0.37
2nd Quarter                           82,300      22,343          4,169          2,710          0.30
3rd Quarter                           85,401      23,065          4,457          3,797          0.42
4th Quarter                           88,732      24,816          4,626(a)       3,307          0.37

YEAR ENDED JANUARY 28, 1995

1st Quarter                          $74,960     $21,960         $3,832         $2,414        $ 0.27
2nd Quarter                           75,127      22,580          4,234          2,667          0.30
3rd Quarter                           81,071      25,092          5,119          3,357          0.37
4th Quarter                           80,902      24,601          4,412          3,000          0.33

(a) The fourth quarter of fiscal year ended February 3, 1996 includes a gain on sale of businesses of approximately $2.7 million, a charge of approximately $1.4 million relative to various compensation plans and a charge of approximately $1.3 million in connection with the closing of certain facilities as described in Note 2.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 3, 1996

10.      SEGMENT INFORMATION

The Company designs, develops and manufactures highly engineered components made primarily from specially formulated high performance polymer materials, a single business segment. Most of Furon's products are designed and engineered to meet specific requirements of customers in the industrial process, transportation, industrial equipment, electronics and healthcare industries.

The following table provides information as to the significant geographic areas in which the Company has operations.

                                                                YEARS ENDED
                                              ------------------------------------------

                                              FEBRUARY 3,     JANUARY 28,    JANUARY 29,
IN THOUSANDS                                      1996           1995           1994
----------------------------------------------------------------------------------------
Net sales to outside customers:

                        United States           $309,683       $283,006       $261,424
                        Europe                    35,203         29,054         23,770
                                                --------       --------       --------
                                                $344,886       $312,060       $285,194
                                                ========       ========       ========

Income before income taxes:

                        United States           $ 15,333       $ 15,096       $ 11,407
                        Europe                     3,081          2,501          1,561
                                                --------       --------       --------
                                                $ 18,414       $ 17,597       $ 12,968
                                                ========       ========       ========

Identifiable assets:

                        United States           $190,463       $160,848       $160,905
                        Europe                    21,021         19,025         14,319
                                                --------       --------       --------
                                                $211,484       $179,873       $175,224
                                                ========       ========       ========

Export sales                                    $ 35,967       $ 38,145       $ 27,536
                                                ========       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 1996. Information concerning the Company's executive officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 1996.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  1.   Index to Financial Statements                     Page
                                                                     ----
                   Report of Independent Auditors                     14

                   Consolidated Statements of Income                  15
                       Years ended February 3, 1996,
                       January 28, 1995 and January 29, 1994

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K. (CONTINUED)

                                                                            Page
                                                                            ----
                  Consolidated Balance Sheets
                      February 3, 1996 and January 28, 1995                  16

                  Consolidated Statements of Stockholders' Equity
                      Years ended February 3, 1996, January 28, 1995
                      and January 29, 1994                                   18

                  Consolidated Statements of Cash Flows
                      Years ended February 3, 1996, January 28, 1995
                      and January 29, 1994                                   19

                  Notes to Consolidated Financial Statements
                      February 3, 1996                                       20

         2.       Index to Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts            *40

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



                  * Schedule not included in this document.

                                  FURON COMPANY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994

                                                                DEDUCTIONS/
                          BALANCE AT        ADDITIONS        ACCOUNTS WRITTEN
                           BEGINNING    CHARGED TO COSTS        OFF NET OF                          BALANCE AT
                            OF YEAR       AND EXPENSES          RECOVERIES          OTHER           END OF YEAR
                          ----------    ----------------     ----------------     ----------        -----------
ALLOWANCE FOR DOUBTFUL
     RECEIVABLES:

        1996               $695,750         $724,147            $(256,851)        $  203,889 (a)    $1,336,935
                           ========         ========            =========         ==========        ==========

        1995               $631,540         $302,954            $(238,744)            --            $  695,750
                           ========         ========            =========         ==========        ==========

        1994               $740,700         $253,770            $(362,930)            --            $  631,540
                           ========         ========            =========         ==========        ==========

(a) Relates to opening balances of acquisitions.

                                  FURON COMPANY

                                INDEX TO EXHIBITS

REGULATION S-K                                                      SEQUENTIAL
ITEM NUMBER                                                         PAGE NUMBER
--------------                                                      -----------
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

      10.9*          Consulting  agreement  with Peter Churm for fiscal                       48
                     year 1997

      10.9A*         Consulting agreement with Peter Churm for fiscal year 1996
                     (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on March 22,
                     1995, Commission File No. 0-8088)

      10.10*         Promissory note and subordination agreement for Terrence A.
                     Noonan relocation (Incorporated by reference to Exhibit
                     10.10 to the Registrant's Annual Report on Form 10-K filed on April 7, 1994, Commission File No. 0-8088)

                      * A management contract or compensatory plan or
                        arrangement.

                                  FURON COMPANY
                                INDEX TO EXHIBITS
                                   (CONTINUED)

 REGULATION S-K                                                                            SEQUENTIAL
  ITEM NUMBER                                                                              PAGE NUMBER
  -----------                                                                              -----------
      10.11          1993 Non-Employee Directors' Stock Compensation Plan, as
                     amended (Incorporated by reference to Exhibit 10.12 to the
                     Registrant's Quarterly Report on Form 10-Q filed on June 2,
                     1994 and Exhibit 10.12A to the Registrant's Quarterly
                     Report on Form 10-Q filed on August 24, 1995, Commission
                     File No. 0-8088).

      10.12*         1995 Stock Incentive Plan (Incorporated by reference to
                     Exhibit A to the Registrant's definitive Proxy Statement filed May 1, 1995, Commission File No. 0-8088)

      10.13          Credit Agreement, dated as of October 30, 1995, between the
                     Registrant, as Borrower, Bank of America National Trust and
                     Savings Association, as the Agent, and the Banks named therein.

      10.14 Asset Purchase Agreement, dated November 9, 1995, by and among the Registrant, as Purchaser, AlliedSignal Laminate
                     Systems, Inc., as Seller, and AlliedSignal Inc., as Parent.

       11            Statement re Computation of Net Income Per Share

       21            Subsidiaries of the Registrant

       23            Consent of Independent Auditors

       27            Financial Data Schedule

                    * A management contract or compensatory plan
                      or arrangement.

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 19, 1996 by the undersigned, thereunto duly authorized.

FURON COMPANY

By:       /S/ MONTY A. HOUDESHELL                     /S/ KOICHI HOSOKAWA
          -------------------------------             --------------------------
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

/S/ J. MICHAEL HAGAN                                 /S/ COCHRANE CHASE
--------------------------------------               ---------------------------
J. Michael Hagan                                     Cochrane Chase
Chairman of the Board                                Director, March 19, 1996
(Principal Executive Officer),
March 19, 1996


/S/ TERRENCE A. NOONAN                               /S/ H. DAVID BRIGHT
--------------------------------------               ---------------------------
Terrence A. Noonan                                   H. David Bright
President and Director, March 19, 1996               Director, March 19, 1996


/S/ PETER CHURM                                      /S/ WILLIAM D. CVENGROS
--------------------------------------               ---------------------------
Peter Churm                                          William D. Cvengros
Chairman Emeritus, March 19, 1996                    Director, March 19, 1996


/S/ MONTY A. HOUDESHELL                              /S/ R. DAVID THRESHIE
--------------------------------------               ---------------------------
Monty A. Houdeshell                                  R. David Threshie
Vice President, Chief Financial                      Director, March 19, 1996
Officer and Treasurer, March 19, 1996


/S/ KOICHI HOSOKAWA                                  /S/ BRUCE E. RANCK
--------------------------------------               ---------------------------
Koichi Hosokawa                                      Bruce E. Ranck
Controller, March 19, 1996                           Director, March 19, 1996


                                                     /S/ WILLIAM C. SHEPHERD
                                                     ---------------------------
                                                     William C. Shepherd
                                                     Director, March 19, 1996

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

      10.9*          Consulting agreement with Peter Churm for fiscal year 1997                48

      10.9A*         Consulting agreement with Peter Churm for fiscal year 1996
                     (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on March 22,
                     1995, Commission File No. 0-8088)

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

                                  FURON COMPANY
                                INDEX TO EXHIBITS
                                   (CONTINUED)

 REGULATION S-K                                                                            SEQUENTIAL
  ITEM NUMBER                                                                              PAGE NUMBER
  -----------                                                                              -----------

      10.11 1993 Non-Employee Directors' Stock Compensation Plan, as amended (Incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed on June 2,
                     1994, and Exhibit 10.12A to the Registrant's Quarterly
                     Report on Form 10-Q filed on August 24, 1995, Commission
                     File No. 0-8088).

      10.12*         1995 Stock Incentive Plan (Incorporated by reference to
                     Exhibit A to the Registrant's definitive Proxy Statement filed May 1, 1995, Commission File No. 0-8088)

      10.13          Credit Agreement, dated as of October 30, 1995, between the
                     Registrant, as Borrower, Bank of America National Trust and
                     Savings Association, as the Agent, and the Banks named therein.

      10.14 Asset Purchase Agreement, dated November 9, 1995, by and among the Registrant, as Purchaser, AlliedSignal Laminate
                     Systems, Inc., as Seller, and AlliedSignal Inc., as Parent.

       11            Statement re Computation of Net Income Per Share

       21            Subsidiaries of the Registrant

       23            Consent of Independent Auditors

       27            Financial Data Schedule

                    * A management contract or compensatory plan
                      or arrangement.