Form 10-Q
period 1996-05-04
FURON CO
filed 1996-05-30
CIK 37755

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          --------------------------

                                   FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 4, 1996


                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-8088



                                 FURON COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              California                                     95-1947155
- ----------------------------------------              -------------------------
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                      Identification No.)


         29982 Ivy Glenn Drive
           Laguna Niguel, CA                                   92677
- ----------------------------------------              -------------------------
(Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (714) 831-5350

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X     No
                                  ------     -------

   Number of shares of common stock outstanding as of May 4, 1996: 8,957,875.

                                 FURON COMPANY




                                     INDEX





                                                                            PAGE NO.
                                                                            --------
PART I - FINANCIAL INFORMATION
- ------------------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
               May 4, 1996 and February 3, 1996                                 3

            Condensed Consolidated Statements of Income
               Three months ended May 4, 1996 and April 29, 1995                5

            Condensed Consolidated Statements of Cash Flows
               Three months ended May 4, 1996 and April 29, 1995                6

            Notes to Condensed Consolidated Financial Statements                7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             11


PART II - OTHER INFORMATION                                                    14
- ---------------------------


ITEM 1.  FINANCIAL STATEMENTS


                                 FURON COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)


                                                               May 4,            February 3,
In thousands                                                    1996                1996
- -------------------------------------------------------------------------------------------
 Current assets:

          Cash and cash equivalents                            $      -            $      -

          Accounts receivable, less allowance for
          doubtful accounts of $1,505 at May 4, 1996
          and $1,367 at February 3, 1996                         55,004              51,681

          Inventories                                            44,842              39,827

          Deferred income taxes                                   5,102               5,178

          Prepaid expenses and other assets                       5,085               5,367
                                                               --------            --------
 Total current assets                                           110,033             102,053

 Property, plant & equipment, at cost:

          Land                                                    1,302               1,305

          Buildings and leasehold improvements                   18,956              18,044

          Machinery and equipment                               131,540             128,396
                                                               --------            --------
                                                                151,798             147,745
          Less accumulated depreciation and amortization        (70,943)            (68,093)
                                                               --------            --------
 Net property, plant and equipment                               80,855              79,652

 Intangible assets, at cost less accumulated
 amortization of $27,282 at May 4, 1996 and
 $26,612 at February 3, 1996                                     26,637              23,543

 Other assets                                                     6,220               6,236
                                                               --------            --------
                                                               $223,745            $211,484
                                                               ========            ========




See accompanying notes.

                                 FURON COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                               May 4,          February 3,
In thousands, except share data                                 1996              1996
- -----------------------------------------------------------------------------------------
 Current liabilities:

      Cash, less checks outstanding                           $  2,045           $  1,052

      Accounts payable                                          21,681             18,851

      Salaries, wages and related benefits payable               8,371             11,101

      Current portion of long-term debt                          1,522                278

      Other current liabilities                                 10,510             10,345
                                                              --------           --------
 Total current liabilities                                      44,129             41,627

 Long-term debt                                                 42,046             38,443

 Other long-term liabilities                                    22,473             20,807

 Deferred income taxes                                           7,839              7,725

 Commitments and contingencies

 Stockholders' equity:

      Preferred stock without par value,
      2,000,000 shares authorized, none issued or
      outstanding                                                    -                  -

      Common stock without par value, 15,000,000
      shares authorized, 8,957,875 shares
      issued and outstanding at May 4, 1996 and
      8,906,905 at February 3, 1996                             38,229             37,575

      Foreign currency translation adjustment                      309                403

      Unearned ESOP shares                                      (3,528)            (3,205)

      Unearned compensation                                       (437)              (556)

      Additional pension liability                              (1,649)            (1,649)

      Retained earnings                                         74,334             70,314
                                                              --------           --------
 Total stockholders' equity                                    107,258            102,882
                                                              --------           --------
                                                              $223,745           $211,484
                                                              ========           ========




See accompanying notes.

                                 FURON COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                               Three months ended
                                                        -------------------------------
                                                        May 4,                April 29,
In thousands, except per share amounts                   1996                    1995
- ---------------------------------------------------------------------------------------
 Net sales                                             $94,763                 $88,453

 Cost of sales                                          68,266                  62,893
                                                       -------                 -------
 Gross profit                                           26,497                  25,560

 Selling, general and administrative
    expenses                                            20,005                  20,380

 Other (income), net                                    (1,090)                   (776)

 Interest expense                                          676                     794
                                                       -------                 -------
 Income before income taxes                              6,906                   5,162

 Provision for income taxes                              2,348                   1,807
                                                       -------                 -------
 Net income                                            $ 4,558                 $ 3,355
                                                       =======                 =======
 Net income per share of Common Stock                  $  0.50                 $  0.37
                                                       =======                 =======




See accompanying notes.

                                 FURON COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Three months ended
                                                              ------------------------
                                                              May 4,         April 29,
In thousands                                                   1996            1995
- --------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
    Net income                                                $ 4,558         $ 3,355

    Adjustments to reconcile net income
      to cash provided by operating activities:

          Depreciation                                          3,202           2,510
          Amortization                                            778           1,032
          Provision for losses on accounts receivable             105             105
          Increase in deferred income taxes                        76               -
          Loss on sale of assets                                    -              11

    Working capital changes, net of acquisitions and disposals:

          Accounts receivable                                      22          (1,231)
          Inventories                                          (2,438)         (5,612)
          Accounts payable and accrued liabilities             (1,567)           (792)
          Income taxes payable                                    558             651
          Other current assets and liabilities, net               235           1,218
    Changes in other long-term operating assets
      and liabilities                                          (1,429)             25
                                                              -------         -------
          Net cash provided by operating activities             4,100           1,272

 INVESTING ACTIVITIES

       Acquisition of business                                 (3,294)        (23,763)
       Purchases of property, plant and equipment              (4,505)         (3,342)
       Proceeds from sale of divestitures                         406             567
       Proceeds from sale of equipment                            260              47
       Proceeds from notes receivable                               4               9
                                                              -------         -------
          Net cash used in investing activities                (7,129)        (26,482)

 FINANCING ACTIVITIES

       Proceeds from long-term debt                             7,000          21,000
       Principal payments on long-term debt                    (4,000)         (3,001)
       Proceeds from issuance of common stock                     697             601
       Loan to ESOP                                              (323)              -
       Dividends paid on common stock                            (538)           (531)
                                                              -------         -------
          Net cash provided by financing activities             2,836          18,069

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                          193             666
                                                              -------         -------
 DECREASE IN CASH AND CASH EQUIVALENTS                              -          (6,475)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   -           6,475
                                                              -------         -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     -         $     -
                                                              =======         =======




See accompanying notes.

                                 FURON COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 4, 1996
                                  (Unaudited)


1.       GENERAL

         The accompanying unaudited consolidated financial statements have been condensed in certain respects and should, therefore, be read in conjunction with the consolidated financial statements and related notes, thereto, contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended February 3, 1996. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of May 4, 1996, and the results of operations and cash flows for the three months ended May 4, 1996 and April 29, 1995. Results of the Company's operations for the three months ended May 4, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       INVENTORIES

         Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                                   May 4,              February 3,
                 In thousands                                       1996                  1996
                 --------------------------------------------------------------------------------
                 Raw materials and purchased parts                $15,868                $13,604
                 Work-in-process                                   12,896                 11,503
                 Finished goods                                    16,078                 14,720
                                                                  -------                -------
                                                                  $44,842                $39,827
                                                                  =======                =======





3.       INTANGIBLES

         Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                                                    May 4,              February 3,
                 In thousands                                        1996                  1996
                 ---------------------------------------------------------------------------------
                 Goodwill                                          $12,119               $ 9,113
                 Other intangible assets                            14,518                14,430
                                                                   -------               -------
                                                                   $26,637               $23,543
                                                                   =======               =======

                                 FURON COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 4, 1996
                                  (Unaudited)

4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                                    May 4,                  February 3,
                 In thousands                                        1996                       1996
                 -------------------------------------------------------------------------------------
                 Loans under bank credit agreements due
                       through fiscal year 2000                    $41,000                     $38,000
                 Other                                               2,568                         721
                                                                   -------                     -------
                 Total long-term debt                               43,568                      38,721
                 Less current portion                                1,522                         278
                                                                   -------                     -------
                 Due after one year                                $42,046                     $38,443
                                                                   =======                     =======




         For the three months ended May 4, 1996, the weighted average interest rate on the loans under bank credit agreements was 6.4%.

         In August 1988, the Company entered into an 8-year Interest Rate Swap agreement. The notional amount of the swap totaled $4.0 million at May 4, 1996. The swap agreement effectively changes the Company's interest rate on $4.0 million of its variable borrowings to a fixed interest rate of 9.938%.

         Interest paid for the three months ended May 4, 1996 and April 29, 1995 was $775,000 and $628,000, respectively.


5.       STOCKHOLDERS' EQUITY

         During the first quarter of 1996, the Company advanced $323,000 to the Employee Stock Ownership Plan (ESOP) which has been presented as unearned ESOP shares in the accompanying condensed consolidated balance sheet. The ESOP used the funds to acquire 15,000 shares of the Company's common stock from a Director of the Company.

                                 FURON COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 4, 1996
                                  (Unaudited)

6.       INCOME TAXES

         The Company's effective tax rate for the first quarter ended May 4, 1996 was 34% as compared to 35% for the same period last year. The lower effective tax rate in the current quarter as compared to the same period in the prior year was primarily due to lower state income taxes.

         Income taxes paid for the three months ended May 4, 1996 and April 29, 1995 were $500,000 and $650,000, respectively.


7.       CONTINGENCIES

         At May 4, 1996, the Company had approximately $2,100,000 of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized gains from hedging activities totaled $106,000 as of May 4, 1996.

         At May 4, 1996, the Company is obligated under irrevocable letters of credit totaling $2,171,000.

         The Company is currently involved in various litigation. Management of the Company is of the opinion that the ultimate resolution of such litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                                 FURON COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 4, 1996
                                  (Unaudited)


7.       CONTINGENCIES (CONTINUED)

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

         As of May 4, 1996 the Company's reserves for environmental matters totaled approximately $2.0 million. While neither the timing nor the amount of the ultimate costs associated with the remediation matters described above can be determined with certainty, based on investigations to determine the nature of the potential liability at each site, the estimated amount of investigation and remedial costs expected to be necessary to complete the remediation and other factors, the Company presently believes that these reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales for the three months ended May 4, 1996 of $95 million represented a 7% increase over the same period of the prior year. Net of acquisitions and divestitures over the same period, sales were up slightly.

Effective April 1, 1996 the Company completed the acquisition of all the assets of Econocruise Ltd. based in Rugby, England. Econocruise had sales of approximately $18 million for its year ended March 31, 1996. Econocruise manufactures state of the art electronic control products such as speed control systems, electronic foot pedals, and drive-by-wire systems for mobile equipment and major truck manufacturers in Europe. Furon manufactures a number of complementary polymer based and mechanical control products for these markets in the United States.

Along with the net effect of acquisitions, the Company has benefited from continued strength in specific industrial markets. Sales to the electronics and industrial equipment markets were particularly strong. Sales to the aircraft, agriculture and construction, and medical markets also increased. Sales to the chemical processing market were flat, while sales to the heavy duty truck market began to soften, consistent with industry expectations. Sales for the three months ended May 4, 1996 of the Company's European operations were up 13% (18% after removing the effect of foreign currency exchange rate changes) over the same period of the prior year.

Gross profit as a percentage of sales for the first quarter ended May 4, 1996 was down 0.9% from the same period of the prior year to 28%. After removing the effects of acquisitions and divestitures, gross profit margin was down 0.7% from 29.1% to 28.4% for the same periods. The operating leverage effect of sales increasing at a greater rate than fixed manufacturing costs, and continued productivity improvements was not enough to offset the impact of increased raw material prices, experienced last year subsequent to the first quarter.

Selling, general and administrative expenses as a percentage of sales were 21.1% for the quarter ended May 4, 1996, down from 23.0% in the same period a year ago. After removing the effect of acquisitions and divestitures, these same operating expenses were 22.3%, down from 23.9% in the first quarter of the prior year and down from the 23.9% incurred in the fourth quarter of the prior year. The decline in selling, general and administrative expense as a percentage of sales from last year is mainly the result of fewer costs incurred related to reduced travel and professional fees. Product development expenses were up in the first quarter over the same period prior year as a percentage of sales by 0.2% to 2.7%, reflecting the Company's continued commitment to new products and materials development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Other income and expense net, reflected increased income from the Company's investments, as well as decreased other expense attributable to the elimination of higher income related to businesses previously held for sale in the same period last year.

Interest expense for the three months ended May 4, 1996 was down 15% from the same period in the prior year. Although there has been an increase in the amount of debt as a result of acquisitions of the assets of Fluorglas and Econocruise, higher interest rate portions of long-term debt have been paid off, resulting in lower expense.

Pretax results of operations improved 34% to $6.9 million from $5.2 million for the three months ended May 4, 1996 and April 29, 1995, respectively. Net of acquisitions and divestitures, pretax results of operations were up 26% from the same period last year. The improvement is generally the result of higher sales, continued productivity improvements and lower operating expenses, somewhat offset by higher material costs.

The Company's effective tax rate for the first quarter ended May 4, 1996 was 34% compared to 35% in the same period last year. The lower effective tax rate in the current quarter as compared to the same period in the prior year was primarily due to lower state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at May 4, 1996. The Company's ratio of current assets to current liabilities was 2.5 to 1.0, unchanged from the beginning of the period. Net working capital increased $5.5 million during the first quarter to a total of $65.9 million. Cash provided by operations during the quarter was $4.1 million, approximately $2.8 million higher than the same period last year. Net of the Econocruise acquisition, accounts receivable decreased less than $0.1 million, inventories increased $2.4 million and accounts payable and accrued liabilities decreased $1.6 million from the prior year end. Capital expenditures totaled $4.5 million and were primarily for renovating existing facilities, leasehold improvements, or replacement of existing equipment in addition to implementation of the operating systems to support the Company's new structure.

Cash and cash equivalents (cash, less checks outstanding) decreased $1 million primarily as a result of cash used in the Econocruise acquisition and to fund capital expenditures and working capital requirements. Long-term debt increased approximately $4 million as a result of funds borrowed to complete the acquisition of Econocruise. The Company's debt to equity ratio is currently .41 to 1.0, an increase from .38 to 1.0 at the beginning of the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its loans payable to banks. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it could require the utilization of the remaining $59 million available on its existing credit facility or financing from other sources.


ENVIRONMENTAL MATTERS

For information regarding environmental matters and other contingencies, see note 7 to the Notes to Condensed Consolidated Financial Statements.

                          PART II - OTHER INFORMATION
                          ---------------------------


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


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)   Exhibits:
                                                             PAGE NUMBER
                                                             -----------

                   11    Statement re:  Computation of Net
                         Income Per Share                        16

                   27    Financial Data Schedule                 17

             (b)   Reports on Form 8-K:

             There were no reports on Form 8-K for the three months ended May 4, 1996.

                              -------------------




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FURON COMPANY
- --------------------------------
REGISTRANT




/s/ MONTY A. HOUDESHELL
- --------------------------------
    Monty A. Houdeshell
    Vice President,
    Chief Financial Officer
    and Treasurer





May 30, 1996