Form 10-Q
period 1996-08-03
FURON CO
filed 1996-09-10
CIK 37755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 3, 1996


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8088


                                  FURON COMPANY
             (Exact name of registrant as specified in its charter)



California                                                            95-1947155
- ----------------------------                                    ----------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

29982 Ivy Glenn Drive
Laguna Niguel, CA                                                          92677
- ----------------------------                                    ----------------
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

Number of shares of common stock outstanding as of September 6, 1996: 8,967,111.

                                  FURON COMPANY




                                      INDEX




PART I - FINANCIAL INFORMATION


                                                                             PAGE NO.
                                                                             --------
  Item 1. Financial Statements

            Condensed Consolidated Balance Sheets
               August 3, 1996 and February 3, 1996                               3

            Condensed Consolidated Statements of Income
               Three and six months ended August 3, 1996 and July 29, 1995       5

            Condensed Consolidated Statements of Cash Flows
               Three and six months ended August 3, 1996 and July 29, 1995       6

            Notes to Condensed Consolidated Financial Statements                 7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 11




PART II - OTHER INFORMATION                                                     14


ITEM 1.  FINANCIAL STATEMENTS

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)

                                                                   August 3,      February 3,
In thousands                                                         1996            1996
- ---------------------------------------------------------------------------------------------
Current assets:

         Cash and cash equivalents                                 $     --        $     --

         Accounts receivable, less allowance for doubtful
         accounts of $1,471 at August  3, 1996 and $1,367 at
         February 3, 1996                                            52,971          51,681

         Inventories                                                 45,178          39,827

         Deferred income taxes                                        5,102           5,178

         Prepaid expenses and other assets                            4,696           5,367
                                                                   --------        --------

Total current assets                                                107,947         102,053

Property, plant & equipment, at cost:

         Land                                                         2,479           1,305
         Buildings and leasehold improvements                        19,865          18,044
         Machinery and equipment                                    136,377         128,396
                                                                   --------        --------
                                                                    158,721         147,745

         Less accumulated depreciation and amortization             (74,167)        (68,093)
                                                                   --------        --------

Net property, plant and equipment                                    84,554          79,652

Intangible assets, at cost less accumulated amortization
of $28,087 at August 3, 1996 and $26,612 at
February 3, 1996                                                     25,420          23,543

Other assets                                                          5,779           6,236
                                                                   --------        --------

                                                                   $223,700        $211,484
                                                                   ========        ========




See accompanying notes.

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                     August 3,      February 3,
In thousands, except share data                                        1996            1996
- -----------------------------------------------------------------------------------------------
Current liabilities:

        Cash, less checks outstanding                                $  2,820        $  1,052

        Accounts payable                                               19,691          18,851

        Salaries, wages and related benefits payable                    9,659          11,101

        Current portion of long-term debt                                 309             278

        Other current liabilities                                      10,341          10,345
                                                                     --------        --------

Total current liabilities                                              42,820          41,627

Long-term debt                                                         39,137          38,443

Other long-term liabilities                                            22,292          20,807

Deferred income taxes                                                   7,843           7,725

Commitments and contingencies

Stockholders' equity:

        Preferred stock without par value, 2,000,000 shares
        authorized, none issued or outstanding                             --              --

        Common stock without par value, 15,000,000 shares
        authorized, 8,967,111 shares issued and outstanding at
        August 3, 1996 and 8,906,905 at February 3, 1996               38,401          37,575

        Foreign currency translation adjustment                           855             403

        Unearned ESOP shares                                           (3,314)         (3,205)

        Unearned compensation                                            (376)           (556)

        Additional pension liability                                   (1,649)         (1,649)

        Retained earnings                                              77,691          70,314
                                                                     --------        --------

Total stockholders' equity                                            111,608         102,882
                                                                     ========        ========

                                                                     $223,700        $211,484
                                                                     ========        ========




See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three months ended              Six months ended
                                                     ------------------              ----------------
                                                   August 3,      July 29,       August 3,       July 29,
In thousands, except per share amounts               1996           1995           1996            1995
- ---------------------------------------------------------------------------------------------------------
Net sales                                          $96,216        $82,300        $190,979        $170,753

Cost of sales                                       70,170         59,957         138,436         122,850
                                                   -------        -------        --------        --------

Gross profit                                        26,046         22,343          52,543          47,903

Selling, general and administrative expenses        20,340         18,123          40,345          38,503

Other (income), net                                   (873)          (736)         (1,963)         (1,512)

Interest expense                                       678            787           1,354           1,581
                                                   -------        -------        --------        --------

Income before income taxes                           5,901          4,169          12,807           9,331

Provision for income taxes                           2,006          1,459           4,354           3,266
                                                   -------        -------        --------        --------

Net income                                         $ 3,895        $ 2,710        $  8,453        $  6,065
                                                   =======        =======        ========        ========


Net income per share of Common Stock               $  0.43        $  0.30        $   0.93        $   0.67
                                                   =======        =======        ========        ========




See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three months ended              Six months ended
                                                               ------------------              ----------------
                                                            August 3,       July 29,       August 3,       July 29,
In thousands                                                  1996            1995           1996            1995
- -------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                              $  3,895        $ 2,710        $  8,453        $  6,065
    Adjustments to reconcile net income to cash
       provided by operating activities:
        Depreciation                                           3,420          2,465           6,708           4,975
        Amortization                                             867            925           1,645           1,957
        Provision for losses on accounts receivable              182            155             287             260
        Increase in deferred income taxes                         --            235              76             235
        Loss on sale of assets                                    --             50              --              61
    Working capital changes, net of acquisitions and
       disposals:
        Accounts receivable                                    2,083          6,860           2,105           5,629
        Inventories                                             (683)         1,009          (3,121)         (4,603)
        Accounts payable and accrued liabilities                 (83)        (6,332)         (1,650)         (7,124)
        Income taxes payable                                     750           (709)          1,308             (58)
        Other current assets and liabilities, net                121           (176)            356           1,042
    Changes in other long-term operating assets and
        liabilities                                              530           (190)           (899)           (165)
                                                            --------        -------        --------        --------

            Net cash provided by operating activities         11,082          7,002          15,268           8,274

INVESTING ACTIVITIES
    Acquisition of businesses                                   (777)            --          (4,071)        (23,763)
    Purchases of property, plant and equipment                (6,497)        (3,679)        (10,852)         (7,021)
    Proceeds from sale of divestitures                           373            200             779             767
    Proceeds from sale of equipment                               26          1,391              50           1,438
    Proceeds from notes receivable                                 1            593               5             593
    Increase in notes receivable                                  --         (1,109)             --          (1,100)
                                                            --------        -------        --------        --------

            Net cash used in investing activities             (6,874)        (2,604)        (14,089)        (29,086)

FINANCING ACTIVITIES
    Proceeds from long-term debt                               6,000          2,008          13,000          23,008
    Principal payments on long-term debt                     (10,177)        (4,002)        (14,177)         (7,003)
    Proceeds from issuance of common stock                        72            163             769             764
    Loan to ESOP                                                (243)          (231)           (566)           (231)
    Principal payments received from loan to ESOP                458            384             458             384
    Dividends paid on common stock                              (538)          (532)         (1,076)         (1,063)
                                                            --------        -------        --------        --------

            Net cash provided by (used in) financing
                  activities                                  (4,428)        (2,210)         (1,592)         15,859

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          220           (145)            413             521
                                                            --------        -------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  --          2,043              --          (4,432)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  --             --              --           6,475
                                                            --------        -------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     --        $ 2,043        $     --        $  2,043
                                                            ========        =======        ========        ========


See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 3, 1996
                                   (Unaudited)


1.       GENERAL

         The accompanying unaudited consolidated financial statements have been condensed in certain respects and should therefore be read in conjunction with the consolidated financial statements and related notes, thereto, contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended February 3, 1996. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of August 3, 1996, and the results of operations and cash flows for the three and six months ended August 3, 1996 and July 29, 1995. Results of the Company's operations for the three and six months ended August 3, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       INVENTORIES

         Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                  August 3,    February 3,
         In thousands                               1996         1996
- --------------------------------------------------------------------------
           Raw materials and purchased parts       $16,780       $13,604
           Work-in-process                          12,515        11,503
           Finished goods                           15,883        14,720
                                                   -------       -------
                                                   $45,178       $39,827
                                                   =======       =======



3.       INTANGIBLES

         Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                               August 3,      February 3,
         In thousands                            1996            1996
- -------------------------------------------------------------------------
           Goodwill                             $10,492         $ 9,113
           Other intangible assets               14,928          14,430
                                                -------         -------
                                                $25,420         $23,543
                                                =======         =======

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 3, 1996
                                   (Unaudited)

4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                   August 3,    February 3,
         In thousands                                1996          1996
- ---------------------------------------------------------------------------
           Loans under bank credit agreements
              due through fiscal year 2000          $37,000       $38,000
           Other                                      2,446           721
                                                    -------       -------
           Total long-term debt                      39,446        38,721
           Less current portion                         309           278
                                                    -------       -------

           Due after one year                       $39,137       $38,443
                                                    =======       =======

         For the three and six months ended August 3, 1996, the weighted average interest rate on the loans under bank credit agreements was 6.2% and 6.3%, respectively.

         In August 1988, the Company entered into an 8-year Interest Rate Swap agreement. The notional amount of the swap totaled $2.0 million at August 3, 1996. The swap agreement effectively changes the Company's interest rate on $2.0 million of its variable borrowings to a fixed interest rate of 9.938%.

         Interest paid for the three and six months ended August 3, 1996 was $542,000 and $1,317,000, respectively. Interest paid for the three and six months ended July 29, 1995 was $822,000 and $1,450,000, respectively.


5.       STOCKHOLDERS' EQUITY

         During June 1996, the Company contributed $662,000 to the Employee Stock Ownership Plan (ESOP) for the plan year ended April 30, 1996. Of this amount, $458,000 served to reduce loans previously made to the plan. In addition, during the first six months of the fiscal year, the Company loaned $566,000 to the ESOP which is presented as unearned ESOP shares in the accompanying condensed consolidated balance sheet. The ESOP used the funds to acquire 25,000 shares of the Company's common stock from a director of the Company.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 3, 1996
                                   (Unaudited)

6.       INCOME TAXES

         The Company's effective tax rate for the three and six months ended August 3, 1996 was 34% as compared with 35% for the same periods last year. The lower effective tax rate in the current periods as compared with the same periods in the prior year was primarily due to lower state income taxes.

         Income taxes paid for the three and six months ended August 3, 1996 were $1,100,000 and $1,600,000, respectively. Income taxes paid for the three and six months ended July 29, 1995 were $2,250,000 and $2,900,000, respectively.


7.       CONTINGENCIES

         At August 3, 1996, the Company had approximately $1,500,000 of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized losses from hedging activities were not material as of August 3, 1996.

         At August 3, 1996, the Company is obligated under irrevocable letters of credit totaling $2,177,000.

         The Company is currently involved in various litigation in the normal course of business. Management of the Company is of the opinion that the ultimate resolution of such litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 3, 1996
                                   (Unaudited)

7.       CONTINGENCIES (CONTINUED)

         The Company or one of its subsidiaries is currently involved in environmental remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including the following "superfund" waste disposal sites: Solvents Recovery Service of New England site in Southington, Connecticut; Gallups Quarry site in Plainfield, Connecticut; and the Picillo Superfund site in Coventry, Rhode Island.

         As of August 3, 1996 the Company's reserves for environmental matters totaled approximately $1,800,000. While neither the timing nor the amount of the ultimate costs associated with the remediation matters described above can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be necessary to complete the remediation and other factors, the Company presently believes that these reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales for the three and six months ended August 3, 1996 rose 17% to $96 million and 12% to $191 million, respectively, over the same periods of the prior year.

Effective April 1, 1996 the Company completed the acquisition of all the assets of Econocruise Ltd. based in Rugby, England. Econocruise is expected to have sales of approximately $14 million for this current fiscal year ended February 1, 1997. Econocruise manufactures state-of-the-art electronic control products such as speed control systems, electronic foot pedals and drive-by-wire systems for mobile equipment and major truck manufacturers in Europe. With this acquisition, Furon, can now offer its global customers mechanical control systems, electronic control systems, and hybrid electro-mechanical control systems.

The Company has benefited from continued strength in specific industrial markets over the prior year. However, the rate of expansion slowed from the first quarter. Sales during the second quarter to the hydrocarbon processing, electronics, healthcare, beverage, paint and appliance markets increased from the same period of the prior year. Despite a general industry decline in the heavy duty truck market of 20% to 30%, consistent with industry expectations, the Company held its sales to this portion of the business constant through additional penetration. Company sales to the processing industry were up 10% over last year's second quarter despite declines in the pulp and paper, and oil exploration markets. However, both of these markets were up significantly over the first quarter of this year. The Company's sales into the semi-conductor market were up 55% in the second quarter over the same quarter last year significantly outpacing this market on the strength of new products and increased market penetration. Sales for the three and six months ended August 3, 1996 for the Company's European operations were up 22% and 17%, respectively, over the same periods of the prior year (32% and 25% after removing the effect of foreign currency exchange rate changes).

Gross profit as a percentage of sales for the three and six months ended August 3, 1996 was flat and down 0.5%, respectively from the same periods of the prior year to 27.1% and 27.5%, respectively. For the current quarter, spending on direct and variable costs was favorable to the prior year. Offsetting these gains were higher fixed costs in relation to sales associated with recent acquisitions. Compared to the first quarter, the operating leverage effect of favorable domestic manufacturing costs, and continued productivity and process improvements were not enough to offset the impact of higher manufacturing costs experienced in Europe; in part due to seasonal softness in sales (somewhat magnified by Econocruise) and a shift in product mix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses as a percentage of sales were 21.1% for both the three and six months ended August 3, 1996, down from 22.0% and 22.6%, respectively, for the same periods a year ago. The increase in selling, general and administrative expense in terms of dollars from last year was primarily the result of higher performance based incentive compensation and increased product development expenses, reflecting the Company's continued commitment to new products and materials development (new product sales were 20% of total sales in the second quarter compared with 15% for the full year in fiscal 1996 and 10% in fiscal 1995). Partially offsetting these expenses were fewer costs incurred related to travel and professional fees.

Other income and expense net, reflected increased income from the Company's investments, as well as decreased other expense, which was attributable to the elimination of higher income related to businesses previously held for sale in the same period last year.

Interest expense for the three and six months ended August 3, 1996 decreased 14% from the same periods of the prior year. Although there has been an increase in the amount of debt as a result of acquisitions of the assets of Fluorglas and Econocruise, higher interest rate bearing long-term debt has been paid off, resulting in lower expense.

Pretax results of operations for the three and six months ended August 3, 1996 were up 42% and 37%, respectively, compared to the same periods last year. The improvement generally reflected higher sales, continued productivity improvements and lower operating expenses, which were somewhat offset by higher material costs in Europe.

For the three months ended August 3, 1996, net of acquisitions and divestitures, total sales were up 6% compared to the same period the prior year. Similarly, European sales, after removing the effect of foreign currency exchange rates, were up 1%, reflecting the general economic slowdown in European economies. Gross margins increased 0.2% to 27.6%, and operating expenses decreased 0.2% to 22.3% of sales. Pretax results of operations increased 20% for the three months ended August 3, 1996 compared to the same period last year.

For the six months ended August 3, 1996, net of acquisitions and divestitures, total sales were up 3% while European sales, after removing the effect of foreign currency exchange rates, were up 4% compared to the same period of the prior year. Gross profit margin decreased 0.3% to 28.0%, and operating expenses decreased 0.9% to 22.3% of sales. Pretax results of operations increased 24% for the six months ended August 3, 1996 compared to the same period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

The Company's effective tax rate for the three and six months ended August 3, 1996 was 34% compared with 35% in the same periods last year. The lower effective tax rate in the current periods as compared with the same periods last year was primarily due to lower state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at August 3, 1996. The ratio of current assets to current liabilities was 2.5 to 1.0, unchanged from the beginning of the year. Net working capital increased $4.7 million from the end of the prior year to a total of $65.1 million. Cash provided by operations for the three and six months ended August 3, 1996 was $11.1 million and $15.3 million, respectively, compared with $7.0 million and $8.3 million, respectively, provided in the same periods of the prior year. Net of the Econocruise acquisition, accounts receivable decreased $2.1 million, inventories increased $3.1 million, income taxes payable increased $1.3 million and accounts payable and accrued liabilities decreased $1.7 million from the prior year end. Capital expenditures totaled $10.9 million and were primarily for renovating existing facilities, leasehold improvements, or replacement of existing equipment, in addition to implementation of the operating systems to support the Company's new structure.

Cash and cash equivalents (cash, less checks outstanding) decreased $1.8 million primarily as a result of cash used in the Econocruise acquisition and to fund capital expenditures and working capital requirements. Long-term debt increased slightly as a result of funds borrowed to complete the acquisition of Econocruise. The Company's debt to equity ratio was 0.35 to 1.0 at August 3, 1996, a decrease from 0.38 to 1.0 at the beginning of the year.

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its loans payable to banks. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing.

Management continually reviews possible acquisitions, and should the Company make a substantial acquisition, it could require the utilization of the remaining $63 million available on its existing credit facility or financing from other sources.

ENVIRONMENTAL MATTERS

For information regarding environmental matters and other contingencies, see note 7 of the Notes to Condensed Consolidated Financial Statements.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of the registrant was held on June 4, 1996. The following matters were voted upon and approved at the meeting:

                                                          VOTES CAST
                                             ------------------------------------                  BROKER
                MATTER                          FOR          AGAINST     WITHHELD    ABSTENTIONS  NONVOTES
- --------------------------------------       ---------       -------     --------    -----------  --------
1.    Election of Class III Directors:

      J. Michael Hagan                       8,133,720           --       25,069            --       --
      Peter Churm                            8,132,752           --       26,037            --       --
      William D. Cvengros                    8,131,131           --       27,658            --       --

2.    Ratification of Appointment of
      Ernst & Young LLP as Independent
      Auditors for Fiscal Year Ending
      February 1, 1997                       7,675,836       20,811           --       462,142       --




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

         (b)  Reports on Form 8-K:

         There were no reports on Form 8-K for the three months ended August 3, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FURON COMPANY
            --------------------------------------------------------

                                   REGISTRANT




/S/MONTY A. HOUDESHELL                      /S/DAVID L. MASCARIN
- ---------------------------------------     ------------------------------------

Monty A. Houdeshell                         David L. Mascarin
Vice President, Chief Financial Officer     Controller
   and Treasurer




September 10, 1996