Form 10-Q
period 1996-11-02
FURON CO
filed 1996-12-13
CIK 37755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 2, 1996


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

      Number of shares of common stock outstanding as of December 7, 1996:
                               9,000,749.

                                  FURON COMPANY



                                      INDEX




PART I - FINANCIAL INFORMATION
------------------------------



                                                                        PAGE NO.
                                                                        --------
     Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                   November 2, 1996 and February 3, 1996                    3

                Condensed Consolidated Statements of Income
                   Three and nine months ended November 2, 1996 and
                   October 28, 1995                                         5

                Condensed Consolidated Statements of Cash Flows
                   Three and nine months ended November 2, 1996 and
                   October 28, 1995                                         6

                Notes to Condensed Consolidated Financial Statements        7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        11

PART II - OTHER INFORMATION                                                15
---------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)

                                                                   November 2,      February 3,
In thousands                                                          1996             1996
-----------------------------------------------------------------------------------------------
Current assets:

         Cash and cash equivalents                                  $   3,872        $      --

         Accounts receivable, less allowance for doubtful
         accounts of $1,221 at November 2, 1996 and $1,367 at
         February 3, 1996                                              54,073           51,681

         Inventories                                                   41,437           39,827

         Deferred income taxes                                          5,102            5,178

         Prepaid expenses and other assets                              3,593            5,367
                                                                    ---------        ---------

Total current assets                                                  108,077          102,053

Property, plant & equipment, at cost:

         Land                                                           2,478            1,305
         Buildings and leasehold improvements                          20,031           18,044
         Machinery and equipment                                      137,084          128,396
                                                                    ---------        ---------
                                                                      159,593          147,745

         Less accumulated depreciation and amortization               (76,633)         (68,093)
                                                                    ---------        ---------

Net property, plant and equipment                                      82,960           79,652

Intangible assets, at cost less accumulated amortization of
$28,897 at November 2, 1996 and $26,612 at February 3, 1996            24,769           23,543

Other assets                                                            5,879            6,236
                                                                    ---------        ---------

                                                                    $ 221,685        $ 211,484
                                                                    =========        =========




See accompanying notes.

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                    November 2,      February 3,
In thousands, except share data                                        1996             1996
------------------------------------------------------------------------------------------------
Current liabilities:

        Cash, less checks outstanding                                $      --        $   1,052

        Accounts payable                                                19,430           18,851

        Salaries, wages and related benefits payable                    10,823           11,101

        Current portion of long-term debt                                  177              278

        Other current liabilities                                       10,750           10,345
                                                                     ---------        ---------

Total current liabilities                                               41,180           41,627

Long-term debt                                                          35,228           38,443

Other long-term liabilities                                             22,009           20,807

Deferred income taxes                                                    7,603            7,725

Commitments and contingencies

Stockholders' equity:

        Preferred stock without par value, 2,000,000 shares
        authorized, none issued or outstanding                              --               --

        Common stock without par value, 15,000,000 shares
        authorized, 9,000,749 shares issued and outstanding at
        November 2, 1996 and 8,906,905 at February 3, 1996              38,853           37,575

        Foreign currency translation adjustment                            883              403

        Unearned ESOP shares                                            (3,316)          (3,205)

        Unearned compensation                                             (314)            (556)

        Additional pension liability                                    (1,649)          (1,649)

        Retained earnings                                               81,208           70,314
                                                                     ---------        ---------

Total stockholders' equity                                             115,665          102,882
                                                                     ---------        ---------

                                                                     $ 221,685        $ 211,484
                                                                     =========        =========




See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three months ended                Nine months ended
                                                      ------------------                -----------------
                                                  November 2,     October 28,      November 2,      October 28,
In thousands, except per share amounts               1996            1995             1996             1995
---------------------------------------------------------------------------------------------------------------
Net sales                                          $ 96,227        $ 85,401        $ 287,206        $ 256,154

Cost of sales                                        70,559          62,336          208,995          185,186
                                                   --------        --------        ---------        ---------

Gross profit                                         25,668          23,065           78,211           70,968

Selling, general and administrative expenses         19,894          18,931           60,239           57,434

Other (income), net                                    (955)         (1,042)          (2,918)          (2,554)

Interest expense                                        585             719            1,939            2,300
                                                   --------        --------        ---------        ---------

Income before income taxes                            6,144           4,457           18,951           13,788

Provision for income taxes                            2,089             660            6,443            3,926
                                                   --------        --------        ---------        ---------

Net income                                         $  4,055        $  3,797        $  12,508        $   9,862
                                                   ========        ========        =========        =========


Net income per share of Common Stock               $   0.44        $   0.42        $    1.37        $    1.09
                                                   ========        ========        =========        =========




See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three months ended             Nine months ended
                                                                         ------------------             -----------------
                                                                     November 2,    October 28,    November 2,     October 28,
In thousands                                                            1996           1995           1996            1995
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                        $ 4,055        $ 3,797        $ 12,508        $  9,862
    Adjustments to reconcile net income to cash
       provided by operating activities:
        Depreciation                                                    3,162          2,880           9,870           8,168
        Amortization                                                      838            898           2,483           2,939
        Provision for losses on accounts receivable                      (155)           224             132             484
        Deferred income taxes                                            (265)           251            (189)            486
        Loss on sale of assets                                             --             --              --              62
    Working capital changes, net of acquisitions and disposals:
        Accounts receivable                                              (866)        (3,404)          1,239           2,224
        Inventories                                                     3,740          1,913             619          (2,690)
        Accounts payable and accrued liabilities                       (2,552)         3,059          (4,202)         (4,064)
        Income taxes payable                                              238           (142)          1,546            (201)
        Other current assets and liabilities, net                       1,395           (392)          1,751             648
    Changes in other long-term operating assets and
        liabilities                                                      (352)          (878)         (1,251)         (1,008)
                                                                      -------        -------        --------        --------

            Net cash provided by operating activities                   9,238          8,206          24,506          16,910

INVESTING ACTIVITIES
    Acquisition of businesses                                              --             86          (4,071)        (23,677)
    Purchases of property, plant and equipment                         (3,004)        (2,210)        (13,856)         (9,339)
    Proceeds from sale of divestitures                                    275             --           1,054             767
    Proceeds from sale of equipment                                     1,542             80           1,592           1,312
    Proceeds from notes receivable                                        252            130             257             723
    Increase in notes receivable                                         (200)            --            (200)         (1,100)
                                                                      -------        -------        --------        --------

            Net cash used in investing activities                      (1,135)        (1,914)        (15,224)        (31,314)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                           --             --          13,000          23,008
    Principal payments on long-term debt                               (4,135)        (5,002)        (18,312)        (12,005)
    Proceeds from issuance of common stock                                457             --           1,226             730
    Loan to ESOP                                                           --           (207)           (566)           (438)
    Principal payments received from loan to ESOP                          --             --             458             384
    Dividends paid on common stock                                       (538)          (533)         (1,614)         (1,597)
                                                                      -------        -------        --------        --------

            Net cash provided by (used in) financing
                  activities                                           (4,216)        (5,742)         (5,808)         10,082

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (15)            60             398             500
                                                                      -------        -------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,872            610           3,872          (3,822)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           --          2,043              --           6,475
                                                                      -------        -------        --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 3,872        $ 2,653        $  3,872        $  2,653
                                                                      =======        =======        ========        ========

See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 2, 1996
                                   (Unaudited)



1.       GENERAL

         The accompanying unaudited consolidated financial statements have been condensed in certain respects and should, therefore, be read in conjunction with the consolidated financial statements and related notes thereto, contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended February 3, 1996. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of November 2, 1996, and the results of operations and cash flows for the three and nine months ended November 2, 1996 and October 28, 1995. Results of the Company's operations for the three and nine months ended November 2, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       INVENTORIES

         Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:


                                                   November 2,   February 3,
         In thousands                                 1996          1996
         --------------------------------------------------------------------
           Raw materials and purchased parts       $14,654       $13,604
           Work-in-process                          11,093        11,503
           Finished goods                           15,690        14,720
                                                   -------       -------
                                                   $41,437       $39,827
                                                   =======       =======



3.       INTANGIBLES

         Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:


                                              November 2,       February 3,
         In thousands                            1996              1996
         --------------------------------------------------------------------
           Goodwill                             $10,324           $ 9,113
           Other intangible assets               14,445            14,430
                                                -------           -------
                                                $24,769           $23,543
                                                =======           =======

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 2, 1996
                                   (Unaudited)


4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:


                                                   November 2,    February 3,
         In thousands                                 1996           1996
         --------------------------------------------------------------------
           Loans under bank credit agreements
              due through fiscal year 2000           $33,000        $38,000
           Other                                       2,405            721
                                                     -------        -------
           Total long-term debt                       35,405         38,721
           Less current portion                          177            278
                                                     -------        -------

           Due after one year                        $35,228        $38,443
                                                     =======        =======

         For the three and nine months ended November 2, 1996, the weighted average interest rate on the loans under bank credit agreements was 6.0% and 6.2%, respectively.

         Interest paid for the three and nine months ended November 2, 1996 was $554,000 and $1,870,000, respectively. Interest paid for the three and nine months ended October 28, 1995 was $828,000 and $2,218,000, respectively.


5.       STOCKHOLDERS' EQUITY

         During June 1996, the Company contributed $662,000 to the Employee Stock Ownership Plan (ESOP) for the plan year ended April 30, 1996. Of this amount, $458,000 served to reduce loans previously made to the plan. In addition, during the first nine months of the fiscal year, the Company loaned $566,000 to the ESOP which is presented as unearned ESOP shares in the accompanying condensed consolidated balance sheet. The ESOP used the funds to acquire 25,000 shares of the Company's common stock from a director of the Company.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 2, 1996
                                   (Unaudited)


6.       INCOME TAXES

         The Company's effective tax rate for the three and nine month periods ended November 2, 1996 was 34.0% as compared with 14.8% and 28.5% respectively, in the same periods in the prior year. The rates were lower in the prior year due to adjustments made in the third quarter of that year which resulted from the realization of certain reserves and tax credits due to the completion of IRS audit cycles and closure of earlier fiscal years.

         Income taxes paid for the three and nine months ended November 2, 1996 were $1,600,000 and $3,200,000, respectively. Income taxes paid for the three and nine months ended October 28, 1995 were $400,000 and $3,300,000, respectively.


7.       CONTINGENCIES

         At November 2, 1996, the Company had approximately $1,800,000 of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to nine months. Net unrealized gains from hedging activities were not material as of November 2, 1996.

         At November 2, 1996, the Company is obligated under irrevocable letters of credit totaling $2,177,000.

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

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 2, 1996
                                   (Unaudited)

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

         As of November 2, 1996 the Company's reserves for environmental matters totaled approximately $1,700,000. While neither the timing nor the amount of the ultimate costs associated with the remediation matters described above can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be necessary to complete the remediation and other factors, the Company presently believes that these reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

8.       SUBSEQUENT EVENT

         On November 13, 1996, the Company announced that it had entered into an agreement to purchase Medex, Inc., a publicly-held company, headquartered in Hilliard, Ohio for approximately $160 million. Medex manufactures polymer-based critical care products and infusion systems for medical and surgical applications. With annual sales of approximately $100 million, Medex products are sold in more than 50 countries to hospitals, alternate care facilities and to original equipment manufacturers serving the health care industry worldwide. Furon anticipates closing this transaction in the fourth quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales for the three and nine months ended November 2, 1996 rose 13% to $96 million and 12% to $287 million, respectively, over the same periods of the prior year.

The Company has continued to benefit from strength in a number of industrial markets served over the prior year and increases in new product sales. New products (defined as products that did not exist five years previously) represented 20% of sales for the three months ended November 2, 1996 compared to 15% a year earlier. Increased sales for the three and nine months ended November 2, 1996, was lead by strong demand from offshore oil exploration, aircraft, electronics and appliance markets over the same period of the prior year. Company sales to the processing industry were up 5% over last year's third quarter as a result of increases in the offshore drilling market. The transportation industry unit gains were lead by increased aircraft builds and mobile equipment growth as a result of increased market penetration. Sales into the truck market are up slightly despite the overall industry being down 25% to 35%. The Company's sales into the semi-conductor market were up 16% in the third quarter over the same quarter last year. Sales for the Company's European operations were up 28% and 21%, respectively, for the three and nine months ended November 2, 1996, over the same periods of the prior year (35% and 28% after removing the effect of foreign currency exchange rate changes). These gains were attributable to the purchase of Econocruise in the UK in April 1996.

Gross profit as a percentage of sales for the three and nine months ended November 2, 1996 was down 0.3% and 0.5%, respectively from the same periods of the prior year to 26.7% and 27.2%. For the current quarter, spending on direct and variable costs was unfavorable to the prior year. This was in part due to underabsorption of manufacturing overhead as a result of a significant inventory reduction during the quarter of about $3.7 million. Lower gross margins are also in part due to a shift in product mix and lower margins at Econocruise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses as a percentage of sales were 20.7% and 21.0% for the three and nine months ended November 2, 1996, down from 22.2% and 22.4%, respectively, for the same periods a year ago. The increase in selling, general and administrative expense in terms of dollars from last year was primarily the result of acquisitions. Also contributing were higher performance based incentive compensation, advertising and increased product development expenses, reflecting the Company's continued commitment to new products and materials development. Partially offsetting these expenses were fewer costs incurred related to bad debt expense and professional fees.

Other income and expense, net for the three months ended November 2, 1996 reflected a slight decrease in income from the Company's royalties over the same period a year ago. For the nine months ended November 2, 1996, other income and expense, net increased as a result of decreased other expense, which was attributable to the elimination of higher income related to businesses previously held for sale in the same period last year.

Interest expense for the three and nine months ended November 2, 1996 decreased 19% and 16%, respectively, from the same periods of the prior year. Although there has been an increase in the amount of debt as a result of acquisitions of the assets of Fluorglas and Econocruise, higher interest rate portions of long-term debt have been paid off, resulting in lower expense.

Pretax results of operations for the three and nine months ended November 2, 1996 were up 38% and 37%, respectively, compared to the same periods last year. The improvement generally reflected higher sales, continued productivity improvements and lower operating expenses, which were somewhat offset by higher manufacturing costs in Europe.

For the three months ended November 2, 1996, net of acquisitions and divestitures, total sales were up 4% compared to the same period the prior year. Similarly, European sales, after removing the effect of foreign currency exchange rates, were up 6% compared to the same period the prior year. Gross margins increased 0.1% to 27.1%, and operating expenses decreased 0.9% to 21.9% of sales. Earnings before interest and taxes increased 23% for the three months ended November 2, 1996 compared to the same period last year.

For the nine months ended November 2, 1996, net of acquisitions and divestitures, total sales were up 3% while European sales, after removing the effect of foreign currency

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

exchange rates, were up 4% compared to the same period the prior year. Gross profit margin decreased 0.1% to 27.7%, and operating expenses decreased 0.9% to 22.2% of sales. Earnings before interest and taxes increased 19% for the nine months ended November 2, 1996 compared to the same period last year.

The Company's effective tax rate for the three and nine month periods ended November 2, 1996 was 34.0% as compared with 14.8% and 28.5% respectively, in the same periods in the prior year. The rates were lower in the prior year due to adjustments made in the third quarter of that year which resulted from the realization of certain reserves and tax credits due to the completion of IRS audit cycles and closure of earlier fiscal years.

On November 13, 1996, the Company announced that it had entered into an agreement to purchase Medex, Inc., a publicly held company, headquartered in Hilliard, Ohio for approximately $160 million. Medex manufactures polymer-based critical care products and infusion systems for medical and surgical applications. With annual sales of approximately $100 million, Medex products are sold in more than 50 countries to hospitals, alternate care facilities and to original equipment manufacturers serving the health care industry worldwide. Furon anticipates closing this transaction in the fourth quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at November 2, 1996. The ratio of current assets to current liabilities was 2.6 to 1.0, up from 2.5 to 1.0 at the beginning of the year. Net working capital increased $6.5 million from the end of the prior year to a total of $66.9 million. The Company's debt to equity ratio was 0.31 to 1.0 at November 2, 1996, a decrease from 0.38 to 1.0 at the beginning of the year.

Cash provided by operations for the three and nine months ended November 2, 1996 was $9.2 million and $24.5 million, respectively, compared with $8.2 million and $16.9 million, respectively, provided in the same periods of the prior year. Net of the Econocruise acquisition, accounts receivable decreased $1.2 million, inventories decreased $0.6 million, income taxes payable increased $1.5 million and accounts payable and accrued liabilities decreased $4.2 million from the prior year end.

Cash and cash equivalents increased from a cash overdraft position of ($1.1) million at February 3, 1996, to a cash balance of $3.9 million at November 2, 1996. The increase in cash was due primarily to cash generated from operations of $24.5 million. This increase was partially offset by cash used to fund capital expenditures ($13.9 million), net long-term debt repayments ($5.3 million) and the acquisition of Econocruise ($3.3 million). Capital expenditures were primarily for renovating existing facilities, leasehold

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

improvements, or replacement of existing equipment, in addition to implementation of the operating systems to support the Company's new structure.

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its loans payable to banks. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing. In order to provide funding for the acquisition of Medex, the Company has secured new financing commitments.

ENVIRONMENTAL MATTERS

For information regarding environmental matters and other contingencies, see note 7 to the Notes to Condensed Consolidated Financial Statements.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Except for the historical information contained in this report, certain matters discussed herein, including (without limitation) the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 2) in Part I, are forward looking statements. These statements involve risks and uncertainties, including (without limitation) the matters identified in that section and the following: the effect of economic and market conditions and raw material price increases; the impact of costs, insurance recoveries and governmental, judicial and other third party interpretations and determinations in connection with legal and environmental proceedings; and the impact of current or pending legislation and regulation.

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

         (b)   Reports on Form 8-K:

         There were no reports on Form 8-K for the three months ended November 2, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FURON COMPANY
                         ------------------------------
                                   REGISTRANT



/S/ MONTY A. HOUDESHELL                     /S/ DAVID L. MASCARIN
-----------------------------------         -------------------------------
    Monty A. Houdeshell                         David L. Mascarin
    Vice President, Chief Financial             Controller
      Officer and Treasurer




December 13, 1996