Form 10-K
period 1997-02-01
FURON CO
filed 1997-03-28
CIK 37755

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended

                                FEBRUARY 1, 1997

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-8088

                                 FURON COMPANY
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                          95-1947155
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer
                                                                    Identification No.)

29982 IVY GLENN DRIVE, LAGUNA NIGUEL,  CA                           92677
(Address of principal executive offices)                            (Zip Code)

      Registrant's telephone number, including area code:  (714) 831-5350

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         As of February 5, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $206,167,000. As of March 25, 1997, the number of outstanding shares of Common Stock of the registrant was 9,003,240.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders (to be held on June 3, 1997) have been incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Furon(R) designs, develops and manufactures highly engineered components made primarily from specially formulated high performance polymer materials. Most of Furon's products are designed and engineered to meet specific requirements of customers in the industrial process, transportation, industrial equipment, electronics and health care industries.

The Company has expanded its operations through the acquisition and further development of complementary businesses. In January 1997, the Company completed the acquisition of Medex(R), Inc. and its subsidiaries (collectively, "Medex"), with approximately $100 million in health care product sales, as part of its strategy to penetrate further the higher margin health care market. Medex offers a broad range of polymer- based critical care accessories and infusion systems for the diagnosis and treatment of patients receiving care in hospitals, alternative health care facilities and the home health care environment. In February 1996, the Company acquired the Fluorglas(R) business of AlliedSignal Inc. Fluorglas' principal product offerings are pressure-sensitive adhesive tapes, PTFE flexible composites and fabrications, and PTFE films. This acquisition, coupled with the acquisition in January 1995 of Custom Coating & Laminating Corporation's business devoted to the manufacture and sale of release liners and other specialty engineered products incorporating surface chemistry technology, enabled the Company to expand and complement its CHR(R) brand of products. (See Note 2 of the "Notes to Consolidated Financial Statements" for additional information concerning these acquisitions.)

In addition to its acquisition activities, the Company has developed its business through the introduction of new product lines and improvements in its existing products and capabilities and operational methodologies.
Approximately 27% of the Company's sales (excluding Medex) were generated by "new products" during fiscal 1997, as compared to 15% in fiscal 1996. The Company defines a "new product" as one that has been introduced into the market place and either uses new material, is substantially different from an existing product based upon performance levels or satisfies new markets or applications for current products that require different specifications or standards. Through its new organizational structure described below and its World Class Performance program, the Company continually strives to improve its operations with improved product quality and performance features, improved customer service, minimization of waste, manufacturing costs and inventories, reduced cycle times and increased employee productivity and involvement. Further, the Company's technology center continues to pursue the development of proprietary polymer compounds that can be used to produce high margin, differentiated polymer products.

During fiscal 1997, the Company sold three peripheral businesses: the Fluorglas metal clad PTFE/glass laminates (August 1996) and yarn (January 1997) product lines; and the Company's structural bearings business (November 1996).

Furon was incorporated in California in 1957. Unless the context otherwise requires, the terms "Furon" and the "Company" are used in this report to refer to Furon Company and its subsidiaries.



--------------
(R)Furon, Medex, Fluorglas and CHR are registered trademarks of the Company.

OPERATIONS

Prior to fiscal 1995, the Company conducted its operations in independent business units developed and organized around manufacturing capabilities and products and grouped from time to time based on varying product, market or other criteria. In fiscal 1995, the Company consolidated the diverse independent business unit operations into one Furon operating unit that is organized around customers in the industrial process, transportation, industrial equipment, electronics and health care industries. The Company believes that its current organizational structure enables it to better serve its customers and grow its customer base, eliminate redundancies and other inefficiencies, and more fully leverage its technologies and other capabilities.


MARKETS AND PRODUCTS

The Company principally serves the industrial process, transportation, industrial equipment, electronics and health care industries, offering the following FURON(R) brand products: fabricated and extruded high performance plastic and silicone components, fluid handling products, release liners, and custom fabricated composite, urethane and polyimide foam components; CHR(R) and FLUORGLAS(R) pressure sensitive tapes and PTFE and silicone coated fabrics; CHR(R) solid and sponge silicone rubber; DEKORON(R) instrument and control wire and cable and self-regulating heating and fiber optics cable; FELSTED(R) cables and electronic and mechanical control systems; OMNISEAL(R) spring energized PTFE seals, lip seals, hydraulic seals, and metallic O-rings and C-rings; RULON(R) and MELDIN(R) high performance polymer materials and molded and machined bearings and other components made from those materials; SYNFLEX(R) hydraulic hose, specialty hose, tubing, couplings and accessories; UNITHERM(R) heated hose and steam traced, preinsulated and electrical traced tubing; and MEDEX(R) critical care accessories and infusion systems.

Furon's sales are generated primarily by its own salespersons located in most major industrial areas. The remaining sales are made by independent manufacturers' representatives and distributors. Most of the Company's customers for its industrial products are original equipment manufacturers, commercial or industrial construction companies or firms servicing the maintenance and replacement parts market or distributors to these markets, while those for its MEDEX health care products are hospitals and other end users or independent hospital supply dealers. The Company's business is not dependent upon a single customer, or a few customers, and no single customer accounted for more than 5% of Furon's sales volume during any of the last three fiscal years. (For certain financial information concerning the Company's foreign and domestic operations and export sales, see Note 10 of the "Notes to Consolidated Financial Statements").

------------
(R)FURON, CHR, FLUORGLAS, DEKORON, FELSTED, OMNISEAL, RULON, MELDIN, SYNFLEX, UNITHERM and MEDEX are registered trademarks of the Company.

COMPETITION

The Company competes with a large number of companies, some of which have greater financial resources, but none of which competes with the Company in more than a limited number of products. Depending on the product, the principal competitive factors for Furon's industrial products are materials capability, engineering, design and process technology, quality, reliability and the ability to meet delivery dates, while those for its health care products are price, scope of product line, service and quality. The Company believes that trade secrets are important to its proprietary products. To protect its trade secrets, the Company requires all salaried employees to enter into confidentiality agreements. While the Company holds many patents and trademarks with varying degrees of significance to its operations, the Company's business is not dependent upon any particular one.


BACKLOG OF ORDERS

Furon's backlog of unfilled orders at February 1, 1997 was $66.4 million. This is a 22% increase over the February 3, 1996 backlog amount of $54.2 million. Excluding the effects of acquisitions and divestitures, Furon's backlog increased 11.8%. It is estimated that substantially all of Furon's backlog of orders at February 1, 1997 will be filled during the next 12 months, with approximately $2.0 million of the backlog scheduled to be filled in the subsequent 12 month period. The lead time between receipt of orders and shipment of products, other than products to commercial aircraft, is typically a matter of weeks. Although many of Furon's orders contain cancellation clauses, Furon has seldom experienced significant cancellations of orders.


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


EMPLOYEES

At February 1, 1997, Furon employed 3,456 persons. Furon considers its employee relations to be good.

------------
(R)Rilsan is a registered trademark of ELF Atochem.

GOVERNMENTAL REGULATION

FDA

The manufacture and sale of health care products like the MEDEX critical care accessories and infusion systems are subject to regulation by the U.S. Food and Drug Administration ("FDA") and certain foreign agencies. These regulations range from prescribing "good manufacturing practices" to generally requiring FDA clearance of new health care products before they can be marketed. Medex has historically been able to seek this clearance for its products through the FDA's "510(k)" pre-market notification program which, as compared to the FDA's pre-market approval process, requires less time and the submission of limited clinical and supporting information. The Company expects any new Medex products to continue to qualify for the 510(k) pre-market notification program. The FDA routinely conducts inspections to confirm compliance with its regulations and failure to comply with them can, among other things, result in product recalls and bans, operating restrictions, and civil and criminal penalties. The Company believes that Medex is currently in compliance with these governmental regulations.

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

As of February 1, 1997, the Company's reserves for environmental matters totaled approximately $1.6 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including the following "superfund" waste disposal sites: Solvents Recovery Service of New England in Southington, Connecticut; Gallup's Quarry in Plainfield, Connecticut; Davis Liquid Waste and Picillo in Coventry, Rhode Island; Malvern in Malvern, Pennsylvania; and Granville in Granville, Ohio. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its environmental reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

ITEM 2.         PROPERTIES

Furon has organized its domestic manufacturing facilities according to the principal process used by each facility in the production of Furon's products. These domestic "Centers of Excellence" and the Company's foreign manufacturing facilities are identified below. Furon believes that these and its other facilities are suitable for its business and adequate for its present needs, and that appropriate additional or substitute space is available, if needed, to accommodate physical expansion of the business in the foreseeable future. For further information regarding the Company's lease commitments, see Note 6 of the "Notes to Consolidated Financial Statements."


                                                   EXPIRATION OF
                                  SQUARE           MAXIMUM
         CENTERS OF EXCELLENCE    FOOTAGE          LEASE TERM
         ---------------------    -------          ----------
     Machining:
     Anaheim, CA                  91,000           7/31/10
     Los Alamitos, CA             63,000          12/14/03

     Molding:
     Bristol, RI                 106,000           8/31/32
     Mundelein, IL                60,000           8/31/00

     Extrusion:
     Mantua, OH                  151,000           8/31/32
     Aurora, OH                  148,000           8/31/32
     Mickleton, NJ                86,000           8/31/32
     Mt. Pleasant, TX             67,000           8/31/32
     Cape Coral, FL               30,000           5/31/06

     Plastic Forming:
     Seattle, WA                 116,000           2/28/02

     Coating/Films:
     New Haven, CT               110,000           8/31/32
     Hoosick Falls, NY           109,000             Owned
     Worcester, MA                76,000             Owned

     Clean Room
     Manufacturing:
     Hilliard, OH                150,000             Owned
     Dublin, OH                  100,000             Owned
     Duluth, GA                   52,000             Owned
     Fremont, CA                  30,000           7/01/03

ITEM 2.            PROPERTIES (CONTINUED)

     Assembly & Metal
     Fabrication:
     Kent, OH                     50,000           1/06/01
     Holmesville, OH              28,000             Owned

     Compounding:
     Aurora, OH                   30,000             Owned

     Foreign:
     Rossendale, England          93,000             Owned
     Gembloux, Belgium            49,000             Owned
     Rugby, England               37,000          12/07/04
     Kontich, Belgium             30,000          11/30/99


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

Medex has been named as a defendant in McBrayer, et al. v. Laidlaw Environmental Services (WT), Inc., et al., which was commenced in the United States District Court for the Southern District of Ohio (Eastern Division) in October 1996 and in the Franklin County, Ohio Common Pleas Court in January 1997. The plaintiffs are two former students of a local elementary school and their parents. In addition to Laidlaw, which operates an industrial waste treatment facility near the school, the named defendants include two neighboring manufacturers, Beaver Adhesives, Inc. and OSF America, Inc., and the City of Hilliard, Ohio and the Board of Education of the Hilliard City School District. The plaintiffs seek compensatory damages of $15 million and punitive damages of $100 million from the defendants for the alleged release of allegedly hazardous substances, pollutants and contaminants (ethylene oxide and freon gas in the case of Medex) into the elementary school's environment, which allegedly resulted in personal injuries to the two former students. Based upon the Company's preliminary investigation, the Company believes that Medex has substantial defenses to the claims and that the prayer for punitive damages against Medex is without substantial legal or factual basis.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended February 1, 1997.

OFFICERS OF FURON

Furon's executive and other officers are as follows:

Name                            Age        Position/Business Experience
-----                           ---        ----------------------------
EXECUTIVE OFFICERS

J. Michael Hagan                 57        Chairman of the Board

                                           Mr. Hagan has been employed by the
                                           Company since 1967 and was promoted
                                           to Division Manager in 1969, elected
                                           Vice President in 1975, and served
                                           as a director and President from
                                           1980 to June 1991 when he was
                                           appointed Chairman of the Board.

Terrence A. Noonan               59        President and Director

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
                                           Group General Manager of Eaton
                                           Corporation, a diversified
                                           manufacturing company.

Monty A. Houdeshell              48        Vice President, Chief Financial
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

Dominick A. Arena                54        Vice President - Health Care and
                                           President of Medex, Inc.

                                           Mr. Arena joined the Company's
                                           Operating Team in January 1997 to
                                           manage its health care business,
                                           having served as the Company's
                                           health care consultant since
                                           February 1996.  He was elected
                                           President of Medex following the
                                           acquisition of that subsidiary in
                                           January 1997 and an executive
                                           officer of the Company in March
                                           1997.  Previously, Mr. Arena was the
                                           President of three medical device
                                           manufacturers, AnaMed International
                                           from 1993 to 1996, Hudson
                                           Respiratory Care, Inc. from 1989 to
                                           1993 and Respiratory Care, Inc. (a
                                           subsidiary of The Kendall Company)
                                           from 1986 to 1989, when it was
                                           acquired by Hudson.

Joseph R. Grewe                  48        Vice President - Operations

                                           Mr. Grewe joined the Company's
                                           Operating Team in March 1996 to
                                           manage its manufacturing operations
                                           and was elected an executive officer
                                           of the Company in March 1997.  He
                                           came to the Company from MascoTech
                                           Inc., where he had been the
                                           President of MascoTech Sintered
                                           Components, a manufacturer of
                                           automotive industrial components
                                           and assemblies since 1988.
                                           Previously, he held a wide range of
                                           manufacturing

Joseph R. Grewe                  48        Vice President - Operations
                                           (continued)

                                           positions since 1968 with General
                                           Motors Corporation, Rockwell
                                           International and a start-up company
                                           in which he was a principal.

OTHER OFFICERS

David L. Mascarin                42        Controller

                                           Mr. Mascarin joined the Company in
                                           August 1996 as Controller.  Prior to
                                           joining the Company, Mr.  Mascarin
                                           served for more than five years as a
                                           Site Controller for the Power Train
                                           Operations of Ford Motor Company,
                                           with which he had been employed for
                                           18 years.

Donald D. Bradley                41        General Counsel and Secretary

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


STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Except for the historical information contained in this report, certain matters discussed herein, including (without limitation) "Business - Governmental Regulation" (Item 1) and "Legal Proceedings" (Item 3) in Part I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) in Part II, are forward looking statements. These statements involve risks and uncertainties, including (without limitation) the matters identified in those sections and the following: the effect of economic and market conditions and raw material price increases; the impact of costs, insurance recoveries and governmental, judicial and other third party interpretations and determinations in connection with legal and environmental proceedings; and the impact of current or pending legislation regulation; and also in the case of the Company's health care business, pricing pressures and further industry consolidation.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS


The Company's Common Stock has traded on the New York Stock Exchange ("NYSE") under the trading symbol "FCY" since March 8, 1995. Previously, it traded on the NASDAQ National Market System under the trading symbol "FCBN." As of March 25, 1997, the Company had approximately 1,100 holders of record of its Common Stock. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company's Common Stock as reported by the NYSE since March 8, 1995 and by NASDAQ prior to that date and (ii) the amount per share of cash dividends paid by the Company with respect to its Common Stock.

                                                               YEARS ENDED
                   -------------------------------------------------------------------------------------------------
                                   FEBRUARY 1, 1997                                   FEBRUARY 3, 1996
                            -----------------------------                      -----------------------------

QUARTER                   HIGH           LOW         DIVIDEND                HIGH           LOW         DIVIDEND
-------                   ----           ---         --------                ----           ---         --------
First                    $22- 3/8      $18- 3/4       $0.06                 $22- 1/2      $18- 7/8        $0.06
Second                    26- 7/8       20- 1/2        0.06                  23- 1/4       20              0.06
Third                     25- 1/2       20- 1/2        0.06                  21            16- 1/2         0.06
Fourth                    24- 5/8       19- 3/8        0.06                  20- 1/2       15- 1/2         0.06

Future dividends will be considered by the Board of Directors taking into account the Company's profit levels and capital requirements as well as financial and other conditions existing at the time.

ITEM 6.          SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years in the period ended February 1, 1997 should be read in conjunction with, and is qualified by, the more detailed information and consolidated financial statements included in Item 8 (Part II), "Consolidated Financial Statements and Supplementary Data."

                                                                              YEARS ENDED
                                     -----------------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT                          FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,      JANUARY 29,      JANUARY 30,
SHARE AND PER SHARE AMOUNTS                    1997 (a)           1996             1995             1994             1993
------------------------------------------------------------------------------------------------------------------------------
Net sales                                       $ 390,105         $344,886         $312,060        $ 285,194        $ 300,107
Cost of sales                                     281,581          249,102          217,827          204,727          213,932
                                                ---------         --------         --------        ---------        ---------
Gross profit                                      108,524           95,784           94,233           80,467           86,175
Selling, general and administrative
   expenses                                        84,325           78,337           77,368           66,458           71,782
Write-off of acquired in-process
   research and development                        53,700                -                -                -                -
Nonrecurring charges                                4,329                -                -                -                -
Other (income) expense                             (4,940)          (3,866)          (3,126)          (2,296)          (2,363)
Interest expense                                    3,344            2,899            2,394            3,337            4,243
                                               ----------         --------         --------        ---------        ---------
Income (loss) before income taxes                 (32,234)          18,414           17,597           12,968           12,513
Provision for income taxes                          7,517            5,245            6,159            4,798            5,256
                                               ----------         --------         --------        ---------        ---------
Net income (loss)                               $ (39,751)        $ 13,169         $ 11,438        $   8,170        $   7,257
                                                ==========        ========         ========        =========        =========

Net income (loss) per share                     $   (4.47)        $   1.46         $   1.27        $    0.92        $    0.84
                                                ==========        ========         ========        =========        =========

Weighted average number of common
    shares and equivalents outstanding          8,885,769        9,040,262        8,992,926        8,859,200        8,681,606

Cash dividends per share                        $    0.24         $   0.24         $   0.24       $     0.24       $     0.24

At year end:
    Total assets                                 $344,343         $211,484         $179,873         $175,224         $174,229
    Total long-term obligations                   198,916           59,250           32,791           38,795           43,488
    Total stockholders' equity                     61,344          102,882           91,599           80,815           75,247

------------------
(a)  Includes the acquisition of Medex effective January 2, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Analyzing Furon from a statistical perspective, sales for fiscal 1997 rose 13% over the prior year. There were a number of divestitures during the course of fiscal 1997 that had the effect of lowering sales. There also were contributions from companies that were acquired during the year, which accounted for a net 12% sales increase over fiscal 1996.

Domestically, sales increases were achieved in several of the markets Furon serves, including semiconductors, commercial aircraft, mobile equipment and appliances. In the truck market, the Company was able to maintain approximately the same sales level as it did in the prior year, even though that industry was down approximately 15-20%. Furon's sales to the general industrial and electronic assembly markets declined from last year.

Excluding Medex, European sales improved 18% for fiscal 1997. Before the impact of a stronger U.S. dollar, the improvement in sales was 26%. The gain principally reflected contributions from Econocruise, which was acquired in April, 1996. Without Medex and Econocruise, European sales were down 7%, or 1% before the impact of exchange rates.

For fiscal 1996, consolidated sales were 11% higher than in fiscal 1995. However, when removing the effect of acquisitions and divestitures, sales improved 7%.

On January 2, 1997, Furon completed a tender offer for the outstanding shares of Medex, Inc., based in Hilliard, Ohio. With sales of $99.3 million for its fiscal year ended June 30, 1996, Medex manufactures polymer-based critical care products and infusion systems for medical and surgical applications. Medex products are sold in more than 50 countries, primarily to hospitals and alternate care facilities and to a lesser extent, to original equipment manufacturers serving the health care industry worldwide. For the period from January 2 through February 1, 1997, Medex sales were $9.4 million and accounted for 2.4% of Furon's consolidated sales for the year ended February 1, 1997.

The gross profit percentage for fiscal 1997 was 27.8%, which was the same as in fiscal 1996. When the impact of acquisitions and divestitures is removed, the gross profit percentage declined from 28.5% in fiscal 1996 to 28.2% in fiscal 1997. Higher raw material costs as a percentage of sales were experienced over the prior year, partially offset by cost reductions in manufacturing labor and overhead, productivity gains and price increases. The gross profit percentage declined from 30.2% in fiscal 1995 to 27.8% in fiscal 1996. This decrease was primarily attributable to higher raw material costs, a change in the sales mix compared with the prior year and expenses related to the Company's new operating structure.

Selling, general and administrative expenses as a percentage of sales declined to 21.6% in fiscal 1997, compared with 22.7% for fiscal 1996 and 24.8% for fiscal 1995. After removing the effect of acquisitions and divestitures, operating expenses were 22.9%, 23.1% and 24.8% for fiscal years 1997, 1996 and 1995, respectively. In terms of dollars, operating expenses increased in fiscal 1997 from the prior fiscal year, primarily as a result of acquisitions. Selling expenses also increased as part of Furon's intensified new customer and market focus structure. Offsetting the higher selling expenses were lower general and administrative expenses, reflecting lower costs incurred related to the implementation of the Company's new operating structure. Cost reductions were achieved in several categories, including professional fees in connection with various consulting projects, travel, and relocation. Investments in research and development were up, as the Company continued to increase its focus on new product development. New products accounted for approximately 27% of sales in fiscal 1997 compared with 15% a year earlier.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

During fiscal 1997, Furon incurred approximately $58.0 million of nonrecurring charges to income. These charges included $53.7 million relating to the write-off of in-process research and development at Medex. In addition, as a result of the acquisition, Furon incurred $4.3 million of charges consisting of severance and facilities rationalization.

Other (income) expense, for fiscal 1997, increased 27.8% over fiscal 1996, primarily as a result of foreign exchange transaction gains. For fiscal 1996, other (income) expense, increased 23.7% over fiscal 1995, mostly from higher licensee fees and a decrease in expenses attributable to the elimination of income related to businesses held for sale. Included in other (income) expense, was the elimination of $0 from fiscal 1997 and $0.2 million of pretax loss and $0.5 million of pretax profit from fiscal years 1996 and 1995, respectively, for the divested businesses.

Interest expense increased by 15.4% in fiscal 1997 over the prior fiscal year. As a result of the Medex acquisition, amounts owing under the Company's bank credit facility increased by approximately $140 million. Interest expense increased 21% in fiscal 1996 compared with fiscal 1995. This increase reflects amounts owing under the Company's bank credit facility that rose by approximately $17 million due to the acquisition of the Custom Coating & Laminating Corporation (CC&L) and Fluorglas businesses.

Operating results on a pre-tax basis decreased from a profit of $18.4 million in fiscal 1996 to a loss of $32.2 million in fiscal 1997. If the impact of the nonrecurring charges is removed, the Company would have had a pretax profit of $25.8 million in fiscal 1997, which would represent a 40% increase from the prior fiscal year. The improvement in profitability reflects higher sales volumes that were more than sufficient to offset increased operating expenses and higher interest expense, resulting from acquisitions and the implementation of the new customer focused structure and strategy. Pre-tax results of operations improved 5% from a profit of $17.6 million in fiscal 1995 to a profit of $18.4 million in fiscal 1996.

The results of operations for Medex are included in the Company's consolidated financial statements for the period from January 2, 1997 through February 1, 1997. During this period, Medex recorded sales of $9.4 million, gross profit of $4.0 million (42.5% of sales) and operating expenses of $3.3 million (35.1% of sales), resulting in operating profit of $0.8 million (8.5% of sales). Interest expense attributable to the acquisition for the period was approximately $0.8 million.

The Company's effective tax rate for fiscal year 1997 was 23.3% on the loss before income taxes for the year as compared to 28.5% on income before income taxes in fiscal 1996 and 35.0% in fiscal 1995. For fiscal 1997, the effective tax rate before the one time charge for in-process research and development was 35.0% for combined Furon and Medex income. For Furon, the effective tax rate was 34.0%, which was 1.0% below the combined tax rate due to goodwill amortization and higher foreign taxes included in the Medex results. The lower effective tax rate in 1996, as compared to fiscal 1995, resulted from the realization of certain reserves and tax credits of approximately $1.2 million, due to the completion of IRS audit cycles and closure of earlier fiscal years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1997, cash provided by operations increased 73% over fiscal 1996, to approximately $44.0 million. Included in fiscal 1997 was a source of cash from the change in working capital of $7.5 million versus $5.1 million used in fiscal 1996. The most significant component is the favorable change in inventory as a result of various inventory improvement programs implemented throughout the year. Additionally, a favorable change in income taxes payable, primarily the result of refunds received during the year and deferral of tax payments, further contributed to the improvement.

At February 1, 1997 the Company's working capital was $78.8 million, an increase of $18.4 million from the prior year. At February 1, 1997, the Company's ratio of current assets to current liabilities was approximately 2.2:1. Capital expenditures totaled $18.9 million and were primarily for renovating existing facilities, leasehold improvements or replacement of existing equipment, in addition to implementation of the Company's new operating structure.

Furon continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its long-term debt. The Company will continue to evaluate its employment of capital resources including asset management and other sources of financing.

The Company continually reviews possible acquisitions, and should it make a substantial acquisition, it would require utilization of the remaining $31.0 million available at February 1, 1997 from its existing credit facility or financing from other sources. Effective March 27, 1997, the aggregate principal amount of the existing credit facility was increased from $200.0 million to $250.0 million. (For additional information concerning the credit facility, see Note 5 of the "Notes to Consolidated Financial Statements.")

CONTINGENCIES

For information regarding environmental matters and other contingencies, see the sections entitled "Business - Governmental Regulation" and "Legal Proceedings" in Part I.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Furon Company

We have audited the accompanying consolidated balance sheets of Furon Company as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 1, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Furon Company at February 1, 1997 and February 3, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                            ERNST & YOUNG LLP
                                                       -------------------------
Orange County, California
March 10, 1997

                                 FURON COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                YEARS ENDED
                                                    -------------------------------------------------------------------
                                                         FEBRUARY 1,             FEBRUARY 3,                JANUARY 28,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                      1997                    1996                       1995
-----------------------------------------------------------------------------------------------------------------------
Net sales                                               $  390,105               $  344,886                $  312,060

Cost of sales                                              281,581                  249,102                   217,827
                                                        ----------               ----------                ----------

Gross profit                                               108,524                   95,784                    94,233

Selling, general and administrative
         expenses                                           84,325                   78,337                    77,368

Write-off of acquired in-process
         research and development                           53,700                        -                         -

Nonrecurring charges                                         4,329                        -                         -

Other (income) expense                                      (4,940)                 (3,866)                   (3,126)

Interest expense                                             3,344                    2,899                     2,394
                                                        ----------               ----------                ----------

Income (loss) before income taxes                          (32,234)                  18,414                    17,597

Provision for income taxes                                   7,517                    5,245                     6,159
                                                        ----------               ----------                 ---------

Net income (loss)                                       $  (39,751)              $   13,169                 $  11,438
                                                        ===========              ==========                 =========

Net income (loss) per share of
         common stock                                   $    (4.47)              $     1.46                 $    1.27
                                                        ===========              ==========                 =========



See accompanying notes.

                                 FURON COMPANY
                          CONSOLIDATED BALANCE SHEETS




                                                               FEBRUARY 1,              FEBRUARY 3,
IN THOUSANDS                                                      1997                      1996
------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                 $         -               $         -
     Accounts receivable, less allowance for
          doubtful accounts of $2,093 in 1997
          and $1,367 in 1996                                        72,315                    51,681
     Inventories                                                    58,611                    39,827
     Deferred income taxes                                          10,411                     5,178
     Prepaid expenses and other assets                               5,389                     5,367
                                                                ----------                ----------

Total current assets                                               146,726                   102,053

Property, plant and equipment, at cost:
     Land                                                            7,096                     1,305
     Buildings and leasehold improvements                           30,712                    18,044
     Machinery and equipment                                       152,998                   128,396
                                                                ----------                ----------
                                                                   190,806                   147,745
     Less accumulated depreciation and
          amortization                                             (76,214)                  (68,093)
                                                                ----------                ----------

Net property, plant and equipment                                  114,592                    79,652

Intangible assets, at cost, less accumulated
     amortization of $29,971 in 1997 and $26,612
     in 1996                                                        74,640                    23,543

Other assets                                                         8,385                     6,236
                                                                ----------                ----------

TOTAL ASSETS                                                    $  344,343                $  211,484
                                                                ==========                ==========




See accompanying notes.

                                 FURON COMPANY
                          CONSOLIDATED BALANCE SHEETS


                                                               FEBRUARY 1,              FEBRUARY 3,
IN THOUSANDS, EXCEPT SHARE DATA                                   1997                      1996
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Cash, less checks outstanding                                $   1,665                 $   1,052
    Accounts payable                                                24,319                    18,851
    Salaries, wages and related benefits payable                    14,141                    11,101
    Current portion of long-term debt                                1,001                       278
    Facility rationalization and severance                          10,369                         -
    Other current liabilities                                       16,407                    10,345
                                                                 ---------                 ---------
Total current liabilities                                           67,902                    41,627
Long-term debt                                                     176,983                    38,443
Other long-term liabilities                                         21,933                    20,807
Deferred income taxes                                               16,181                     7,725
Commitments and contingencies
Stockholders' equity:
    Preferred stock without par value, 2,000,000
         shares authorized, none issued or outstanding                   -                         -
    Common stock without par value, 15,000,000
         shares authorized, 9,003,140 and 8,906,905
         shares issued and outstanding in 1997 and
         1996, respectively                                         38,787                    37,575
    Foreign currency translation adjustment                           (977)                      403
    Unearned ESOP shares                                            (3,224)                   (3,205)
    Unearned compensation                                             (238)                     (556)
    Additional pension liability                                    (1,413)                   (1,649)
    Retained earnings                                               28,409                    70,314
                                                                 ---------                 ---------

Total stockholders' equity                                          61,344                   102,882
                                                                 ---------                 ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 344,343                 $ 211,484
                                                                 =========                 =========




See accompanying notes.

                                 FURON COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

IN THOUSANDS, EXCEPT SHARE AMOUNTS
YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995

                                                              Foreign                                                        Total
                                       Common Stock          Currency    Unearned    Unearned   Additional                   Stock-
                                   ---------------------    Translation    ESOP      Compen-     Pension       Retained     holders'
                                   Shares       Amount       Adjustment    Shares     sation    Liability      Earnings      Equity
---------------------------------  ------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1994          8,625,706   $35,320      $(1,034)    $(2,688)      $ (709)      $   -      $49,926    $80,815
---------------------------------    -----------------------------------------------------------------------------------------------
Cash dividends                               -         -            -           -           -            -       (2,088)    (2,088)
Exercise of stock options              349,272     5,018            -           -           -            -            -      5,018
Retired shares                        (218,529)   (4,763)           -           -           -            -            -     (4,763)
Grant of restricted shares, net of
   cancellations                        43,715       705            -           -         (705)          -            -          -
Amortization of unearned
   compensation                              -         -            -           -          529           -            -        529
Foreign currency translation
   adjustment                                -         -        1,453           -           -            -            -      1,453
Loan to ESOP, net                            -         -            -        (424)          -            -            -       (424)
Minimum pension liability
   adjustment                                -         -            -           -           -         (379)           -       (379)
Net income                                   -         -            -           -           -            -       11,438     11,438
---------------------------------  -----------------------------------------------------------------------------------------------
BALANCE AT JANUARY 28, 1995          8,800,164    36,280          419      (3,112)        (885)       (379)      59,276     91,599
---------------------------------  -----------------------------------------------------------------------------------------------
Cash dividends                               -         -            -           -           -            -       (2,131)    (2,131)
Exercise of stock options               90,312     1,133            -           -           -            -            -      1,133
Retired shares                         (11,852)     (251)           -           -           -            -            -       (251)
Grant of restricted shares              10,610       215            -           -         (215)          -            -          -
Cancellations of restricted shares     (13,420)     (212)           -           -          112           -            -       (100)
Stock issued under Employee
   Stock Purchase Plan                  31,091       410            -           -           -            -            -        410
Amortization of unearned
   compensation                              -         -            -           -          432           -            -        432
Foreign currency translation
   adjustment                                -         -          (16)          -           -            -            -        (16)
Loan to ESOP, net                            -         -            -         (93)          -            -            -        (93)
Minimum pension liability
   adjustment                                -         -            -           -           -       (1,270)           -     (1,270)
Net income                                   -         -            -           -           -            -       13,169     13,169
---------------------------------  -----------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 3, 1996          8,906,905    37,575          403      (3,205)        (556)     (1,649)      70,314    102,882
---------------------------------  -----------------------------------------------------------------------------------------------
Cash dividends                               -         -            -           -           -            -       (2,154)    (2,154)
Exercise of stock options              109,304     1,690            -           -           -            -            -      1,690
Retired shares                         (38,750)     (836)           -           -           -            -            -       (836)
Grant of restricted shares               4,278       102            -           -         (102)          -            -          -
Cancellations of restricted shares     (12,835)     (206)           -           -           67           -            -       (139)
Stock issued under Employee
   Stock Purchase Plan                  34,238       462            -           -           -            -            -        462
Amortization of unearned
   compensation                              -         -            -           -          353           -            -        353
Foreign currency translation
   adjustment                                -         -       (1,380)          -           -            -            -     (1,380)
Loan to ESOP, net                            -         -            -         (19)          -            -            -        (19)
Minimum pension liability
   adjustment                                -         -            -           -           -          236            -        236
Net loss                                     -         -            -           -           -            -      (39,751)   (39,751)
---------------------------------  ------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 1, 1997          9,003,140  $ 38,787     $   (977)    $(3,224)     $  (238)   $ (1,413)    $ 28,409   $ 61,344
---------------------------------  -----------------------------------------------------------------------------------------------

See accompanying notes.

                                 FURON COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED
                                                                     -------------------------------------------------
                                                                       FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,
IN THOUSANDS                                                              1997             1996             1995
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                       $(39,751)       $  13,169       $   11,438
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                          13,615           11,292            9,540
       Amortization                                                           3,544            3,783            3,961
       Provision for losses on accounts receivable                              364              724              303
       Increase (decrease) in deferred income taxes                          (1,417)           2,239               46
       Write-off of acquired in-process research and development             53,700                -                -
       Nonrecurring charges                                                   4,329                -                -
       (Gain) loss on sale of assets and divestitures                            46           (2,385)              15
   Working capital changes, net of acquisitions and disposals:
       Accounts receivable                                                    2,288            2,467          (11,173)
       Inventories                                                            5,294           (2,059)          (4,918)
       Accounts payable and accrued liabilities                              (2,977)          (3,663)           4,063
       Income taxes payable                                                   4,276           (1,790)          (3,704)
       Other current assets and liabilities, net                                474              (43)          (2,561)
                                                                          ---------        ---------       ----------
                                                                              9,355           (5,088)         (18,293)
   Changes in other long-term operating assets and liabilities                  238            1,783              842
                                                                          ---------        ---------       ----------

       Net cash provided by operating activities                             44,023           25,517            7,852

INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired                         (157,752)         (43,497)               -
   Purchases of property, plant and equipment                               (18,936)         (13,570)         (12,912)
   Proceeds from sale of businesses                                           4,204            8,517              543
   Proceeds from sale of equipment                                            1,563              334              185
   Proceeds from notes receivable                                               286              844              429
   Increase in notes receivable                                                (444)            (242)            (810)
                                                                          ---------        ---------       ----------

       Net cash used in investing activities                               (171,079)         (47,614)         (12,565)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                             182,000           46,756                8
   Principal payments on long-term debt                                     (51,430)         (29,506)          (6,015)
   Deferred debt costs                                                       (1,326)               -                -
   Proceeds from issuance of common stock                                       715              782              255
   Principal payments received from ESOP                                        458              384              384
   Dividends paid on common stock                                            (2,154)          (2,131)          (2,088)
   Loan to ESOP                                                                (566)            (579)            (808)
                                                                          ---------        ---------       ----------

       Net cash provided by (used in) financing activities                  127,697           15,706           (8,264)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (641)             (84)             969
                                                                          ---------        ---------       ----------

DECREASE  IN CASH AND CASH EQUIVALENTS                                            -           (6,475)         (12,008)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    -            6,475           18,483
                                                                          ---------        ---------       ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $      -         $      -        $    6,475
                                                                          =========        =========       ==========

See accompanying notes.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Furon Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g. fiscal 1997 ended February 1, 1997). Fiscal year 1997 consists of 52 weeks and fiscal years 1996 and 1995 consisted of 53 weeks and 52 weeks, respectively.

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

Consolidated Statements of Cash Flows

Excess cash is invested in income-producing investments including commercial paper, money market accounts, overnight repurchase agreements and short-term certificates of deposit with original maturities of less than three months. These investments are stated at cost which approximates market. Included in other (income) expense in the consolidated statements of operations is interest and dividend income from investments of $0.8 million, $0.1 million, and $0.7 million in fiscal 1997, 1996 and 1995, respectively.

Interest paid in fiscal 1997, 1996 and 1995 was $3.2 million, $2.9 million, and $2.5 million, respectively.

Income taxes paid in fiscal 1997, 1996 and 1995 were $3.5 million, $4.1 million and $8.5 million, respectively.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:


                                                               FEBRUARY 1,              FEBRUARY 3,
IN THOUSANDS                                                      1997                      1996
------------------------------------------------------------------------------------------------------
Raw materials and purchased parts                                 $  22,841                $   13,604
Work-in-process                                                      14,121                    11,503
Finished goods                                                       21,649                    14,720
                                                                 ----------                ----------
                                                                  $  58,611                 $  39,827
                                                                  =========                 =========

Property, Plant and Equipment

Depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings                                                                         25-45 years
Machinery and equipment                                                            3-18 years
Leasehold improvements                                  Term of the lease (including options)

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. At February 1, 1997, the Company had no significant concentrations of credit risk.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense, including application engineering, for fiscal 1997, 1996 and 1995 was $12.5 million, $8.5 million and $7.1 million, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. Continuous research and development is necessary for the Company to maintain its competitive position.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets acquired in business combinations, net of accumulated amortization, are summarized as follows:


                                                               FEBRUARY 1,              FEBRUARY 3,
IN THOUSANDS                                                      1997                      1996
------------------------------------------------------------------------------------------------------
Goodwill                                                          $  42,016                  $  9,113
Other intangible assets                                              32,624                    14,430
                                                                  ---------                  --------
                                                                  $  74,640                  $ 23,543
                                                                  =========                  ========

Goodwill is amortized over 25 years. Other intangible assets are amortized over periods ranging from 7 to 25 years.

Translation of Foreign Currencies

Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The resulting cumulative foreign currency translation adjustment is reported separately in stockholders' equity. Transaction gains and losses included in results of operations were not significant in fiscal 1997, 1996 and 1995. The functional currency of the Company's foreign operations is the respective local currency.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common shares outstanding and common share equivalents resulting from dilutive stock options, if any, outstanding in each of the three years in the period ended February 1, 1997. The number of shares used in the computation was 8,885,769, 9,040,262 and 8,992,926, respectively.

Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, management evaluates the recoverability of the long-lived assets on an ongoing basis taking into consideration such factors as recent operating results, projected cash flows and plans for future operations. The implementation of SFAS No. 121 did not have an impact on the Company's consolidated financial statements.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation."

2.       ACQUISITIONS AND DISPOSITIONS

Acquisitions

On January 2, 1997, the Company completed a tender offer for the outstanding shares of Medex, Inc., ("Medex"). The aggregate purchase price of $159.4 million, plus $5.6 million of costs directly attributable to the completion of the acquisition, has been preliminarily allocated to the assets and liabilities acquired, including $6.1 million related to facilities rationalization and severance, using the purchase method of accounting. Management believes that any resulting adjustments will not have a material effect on the Company's financial position or results of operations. Of the total purchase price, $53.7 million represented the value of in-process research and development which was expensed at the time of acquisition. The remainder of the purchase price in excess of the estimated fair value of net assets acquired was $30.0 million and is being amortized using the straight-line method over 25 years. Medex is engaged in the business of manufacturing polymer-based critical care products and infusion systems for medical and surgical applications. Medex's results of operations have been included in the consolidated financial statements since January 2, 1997.

Effective April 1, 1996, the Company completed the acquisition of the net assets of Econocruise Ltd. based in Rugby, England. Econocruise manufactures electronic control systems for mobile equipment and major truck manufacturers in Europe. This acquisition has been recorded using the purchase method of accounting and the results of operations have been included since the date of acquisition. The purchase price of $4.6 million has been allocated to the net assets acquired based on their estimated fair values with no goodwill being recorded.

On February 2, 1996, the Company acquired certain assets and assumed certain liabilities of the Fluorglas business ("Fluorglas") from AlliedSignal Inc., for $19.0 million in cash. Fluorglas manufactures a broad line of pressure sensitive adhesive tapes and PTFE flexible composites and fabrications in facilities located in Hoosick Falls, New York. On January 31, 1995 the Company acquired certain assets of Custom Coating & Laminating Corporation ("CC&L") for a cash purchase price of $24.0 million. In addition, the Company assumed certain liabilities approximating $2.4 million, and may pay up to an additional $4.0 million based upon future product sales over the next two fiscal years. The business manufactures release liners and other specialty engineered products incorporating surface chemistry technology. Its manufacturing facilities are located in Worcester, Massachusetts. These acquisitions have been recorded using the purchase method of accounting, and their results of operations have been included in the consolidated financial statements since the respective dates of acquisition. The excess purchase price over the estimated fair value of net assets acquired for Fluorglas of approximately $2.3 million and CC&L of approximately $9.3 million is being amortized using the straight-line method over 25 years.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

2.       ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Summarized below are the unaudited consolidated results of operations of the Company, including the Medex, Fluorglas and Econocruise businesses on a pro forma basis, as though the acquisitions had occurred at the beginning of each respective fiscal year, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense as a result of the incremental debt, decrease in depreciation and amortization resulting from the write-down of tangible assets to fair value and related income tax effects. Excluded from these adjustments is the Company's write-off of in-process research and development of $53.7 million. The Company's nonrecurring charges of $4.3 million are reflected in the fiscal 1996 pro forma amounts. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations had the transactions been effected, nor is it necessarily indicative of the results of operations which may occur in the future. In addition, the pro forma information is not intended to be a projection of future results and does not reflect synergies or cost reductions expected to result from the combined operations.

                                                      YEARS ENDED
                                           FEBRUARY 1,              FEBRUARY 3,
IN THOUSANDS, EXCEPT PER SHARE DATA           1997                      1996
-------------------------------------------------------------------------------
Net sales                                  $ 488,766                 $ 494,075
Net income                                     8,035                     6,800
Net income per share of common stock            0.88                      0.75

Dispositions

During fiscal year ended February 1, 1997 the Company sold three businesses for $4.2 million in cash. No gain or loss resulted from these sales.

During the fiscal year ended February 3, 1996 the Company sold two businesses for a net pre-tax gain of $2.7 million and accrued approximately $0.7 million for insurance reserves relative to one of the businesses. These amounts are included in other (income) expense in the accompanying consolidated statements of operations.

3.    NONRECURRING CHARGES

In conjunction with the acquisitions and divestitures made during fiscal years ended February 1, 1997 and February 3, 1996, the Company has developed plans to close and consolidate certain businesses. Operating income for fiscal year 1997 includes total nonrecurring charges of $4.3 million. The charges include $1.5 million for severance and $2.8 million for facilities rationalization.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

4.    INCOME TAXES

The provision (benefit) for income taxes for the three years ended February 1, 1997, consists of the following:

IN THOUSANDS                     CURRENT         DEFERRED           TOTAL
-------------------------------------------------------------------------------
1997:

         Federal                 $   7,535         $  (1,730)       $  5,805
         Foreign                       969                 -             969
         State                         529               214             743
                                 ---------         ---------        --------

                                 $   9,033         $  (1,516)       $  7,517
                                 =========         =========        ========

1996:

         Federal                 $     954         $   2,300        $  3,254
         Foreign                     1,197                 -           1,197
         State                         855               (61)            794
                                 ---------         ---------        --------

                                 $   3,006         $   2,239        $  5,245
                                 =========         =========        ========

1995:

         Federal                 $   4,714         $     (79)       $  4,635
         Foreign                       848                 -             848
         State                         551               125             676
                                 ---------         ---------        --------

                                 $   6,113         $      46        $  6,159
                                 =========         =========        ========

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

4.   INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate for the following reasons:


                                           FEBRUARY 1, 1997          FEBRUARY 3, 1996          JANUARY 28, 1995
IN THOUSANDS                                AMOUNT         %         AMOUNT          %         AMOUNT         %
------------------------------------------------------------------------------------------------------------------------
Statutory federal provision               $ (11,282)    (35.0)         $6,445     35.0          $6,159       35.0

Acquired in-process research
      and development                        18,795      58.3              -         -               -          -

State and local taxes,
      net of federal tax benefits               667       2.1             801      4.4           1,076        6.1

Effect of foreign taxes                         103       0.3            (164)    (0.9)           (145)      (0.8)

Research and experimental credit               (230)     (0.7)           (195)    (1.1)           (424)      (2.4)

Export sales corporation benefit               (456)     (1.4)           (376)    (2.0)           (393)      (2.2)

Realization of reserves due
      to completed audit
      cycles and closure of
      earlier fiscal years                        -         -          (1,200)    (6.5)              -          -

Other                                           (80)     (0.3)            (66)    (0.4)           (114)       (0.7)
                                           --------   -------          ------    ------         ------      ------

                                           $  7,517      23.3          $5,245      28.5         $6,159        35.0
                                           ========   =======          ======    ======         ======      ======

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997



4.   INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               FEBRUARY 1,                       FEBRUARY 3,
IN THOUSANDS                                                      1997                              1996
----------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:

      Tax over book depreciation                                 $    (7,172)                        $  (5,844)
      Intangible assets                                               (7,656)                               -
                                                                 -----------                         --------
      Total liabilities                                             (14,828)                            (5,844)
                                                                 ----------                          ---------

Deferred tax assets:

      Inventories                                                     3,897                               923
      Net operating losses                                              860                                 -
      Nonrecurring charges                                            2,281                                 -
      Accruals recognized in
         different periods for tax than
         financial reporting                                          3,759                             4,113
                                                                 ----------                          --------
      Total assets                                                   10,797                             5,036

Valuation allowance for realization of
      and payment for reserves                                      (1,739)                           (1,739)
                                                                 ---------                           -------

Net deferred tax assets                                               9,058                             3,297
                                                                 ----------                          --------

Total deferred taxes                                             $   (5,770)                         $ (2,547)
                                                                 ==========                          ========



Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of certain foreign subsidiaries and affiliates aggregating $6.0 million at February 1, 1997. Management's intention is to reinvest such undistributed earnings outside the United States for an indefinite period except for distributions upon which incremental U.S. income taxes would not be material. Any withholding taxes ultimately paid, which could approximate $0.3 million, may be recoverable as foreign tax credits in the United States.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997


4.   INCOME TAXES (CONTINUED)

During the fourth quarter of fiscal 1995 the Company resolved the Internal Revenue Service audit for fiscal years 1988 and 1989 relating to the purchase price allocation of an acquisition made in fiscal 1988. This resolution did not have a material effect on the Company's financial position or results of operations.

A subsidiary of the Company has federal net operating loss carryforwards available against its taxable income of approximately $2.4 million that expire from fiscal 2000 through fiscal 2004.

5.   LONG-TERM DEBT


Long-term debt is summarized as follows:

                                                               FEBRUARY 1,                       FEBRUARY 3,
IN THOUSANDS                                                      1997                              1996
---------------------------------------------------------------------------------------------------------------
Loans under bank credit agreements                             $    169,000                        $   38,000
Industrial Revenue Bonds                                              6,775                                 -
Other                                                                 2,209                               721
                                                                -----------                        ----------
Total long-term debt                                                177,984                            38,721

Less current portion                                                  1,001                               278
                                                                -----------                        ----------

Due after one year                                              $   176,983                        $   38,443
                                                                ===========                        ==========


Under a Credit Agreement, dated as of November 12, 1996 (the "Credit Agreement"), by and among Furon, the lenders party thereto (the "Lenders") and The Bank of New York ("BNY"), as Swing Line Lender and as Administrative Agent, Furon may borrow up to an aggregate principal amount not to exceed $200.0 million (the "Facility") (such amount subject to increase to $250.0 million in aggregate principal amount upon request of Furon and the agreement of Lenders to provide such additional amounts). Effective March 27, 1997, the aggregate principal amount was increased to $250.0 million.

Amounts borrowed under the Credit Agreement will mature November 12, 2001 and may be prepaid by Furon at any time in whole, or from time to time in part. Borrowings under the Credit Agreement will bear interest, at Furon's option, at a rate per annum equal to either: (i) the greater of (a) BNY's prime commercial lending rate as publicly announced to be in effect from time to time and (b) 1/2% plus the federal funds rate (as published by Federal Reserve Bank of New
York); or (ii) LIBOR (adjusted for reserves) plus an applicable margin subject to performance grid pricing for interest periods of one, two, three or six months or (iii) with respect to swing line loans a rate negotiated between BNY and Furon. Any amounts not paid when due bear interest at the rate otherwise applicable plus two percent.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997



5.   LONG-TERM DEBT (CONTINUED)

The Credit Agreement provides for the payment of a commitment fee of a certain rate per annum subject to performance grid pricing on the average daily unused amount of the Facility. At February 1, 1997, the unused portion of the credit facility was $31.0 million ($81.0 million as of March 27, 1997). Borrowing rates during the year ranged from 5.7% to 8.3% (6.3% at February 1, 1997).

At February 1, 1997, the outstanding principal balance of the Industrial Revenue Bonds consisted of two separate bond issues. The first outstanding issue is at approximately $2.8 million with varying annual principal payments due June 1998 through June 2002 and annual interest at an average rate of 6.18%. The issue is secured by a $3.0 million bank letter of credit. Any borrowings made under the letter of credit bear interest at the bank's prime rate plus two percent and are secured by land and buildings with an approximate net book value of $3.2 million. The letter of credit agreement automatically renews every month through the maturity of the bond, subject to a 13-month notification from the issuer of their intention not to renew the letter. The second outstanding issue is at $4.0 million with annual principal payments of $0.2 million due July 1997 through July 2016 and bears interest at a weekly competitive adjustable rate. The issue is secured by a $4.0 million bank letter of credit. Any borrowings under the letter of credit bear interest at a weekly adjustable rate. The letter of credit is unsecured and expires in July 2001.

6.   COMMITMENTS AND CONTINGENCIES

At February 1, 1997, the Company is obligated under non-cancelable leases of real property and equipment used in its operations for minimum annual rentals plus insurance and taxes. Amounts payable under these obligations are as follows:

     FISCAL YEARS
         ENDED                                   IN THOUSANDS
     ------------                                ------------
         1998                                      $ 8,751
         1999                                        7,255
         2000                                        5,624
         2001                                        4,586
         2002                                        4,025
      Thereafter                                    19,352

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Certain leases contain escalation provisions for periodic adjustments based on certain indices. Rental expense for operating leases for the three years in the period ended February 1, 1997 was $8.7 million, $8.6 million and $8.0 million, respectively.

At February 1, 1997, the Company is obligated under irrevocable letters of credit totaling $9.1 million, including those related to the Industrial Revenue Bonds as described in Note 5.

At February 1, 1997, the Company had approximately $1.6 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized gains/losses from hedging activities were not material as of February 1, 1997.

The Company is currently involved in various litigation. Management of the Company is of the opinion that the ultimate resolution of such litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

The manufacture and sale of health care products like the MEDEX critical care accessories and infusion systems are subject to regulation by the U.S. Food and Drug Administration ("FDA") and certain foreign agencies. These regulations range from prescribing "good manufacturing practices" to generally requiring FDA clearance of new health care products before they can be marketed. Medex has historically been able to seek this clearance for its products through the FDA's "510(k)" pre-market notification program which, as compared to the FDA's pre-market approval process, requires less time and the submission of limited clinical and supporting information. The Company expects any new Medex products to continue to qualify for the 510(k) pre-market notification program. The FDA routinely conducts inspections to confirm compliance with its regulations and failure to comply with them can, among other things, result in product recalls and bans, operating restrictions, and civil and criminal penalties. The Company believes that Medex is currently in compliance with these governmental regulations.

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

As of February 1, 1997, the Company's reserves for environmental matters totaled approximately $1.6 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including the following "superfund" waste disposal sites: Solvents Recovery Service of New England in Southington, Connecticut; Gallup's Quarry in Plainfield,
Connecticut; Davis Liquid Waste and Picillo in Coventry, Rhode Island; Malvern in Malvern, Pennsylvania; and Granville in Granville, Ohio. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its environmental reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

7.   STOCKHOLDERS' EQUITY

STOCK COMPENSATION PLANS

At February 1, 1997, the Company has three stock-based compensation plans (two stock incentive plans and an Employee Stock Purchase Plan), which are described below. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for the Company's stock option awards under its stock incentive plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                     1997                       1996
                                                                     ----                       ----
Net income (loss)                 As reported                       $(39,751)                  $13,169
                                  Pro forma                          (40,236)                   13,005

Earnings (loss) per share         As reported                         $(4.47)                    $1.46
                                  Pro forma                            (4.53)                     1.44

The stock based compensation for fiscal 1997 and 1996 reflected in the above pro forma information may not be indicative of such compensation in future periods as it only reflects options granted in fiscal 1997 and 1996.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

7.   STOCKHOLDERS' EQUITY (CONTINUED)

Stock Incentive Plans

The Company has a 1995 Stock Incentive Plan and a 1982 Stock Incentive Plan. Under both plans, the Compensation Committee, appointed by the Board of Directors, is authorized to grant awards to any officer or key employee of the Company. Awards granted can take the form of non- qualified stock options, stock appreciation rights, restricted stock awards (RSAs), and performance share awards. The 1995 Stock Incentive Plan does not provide for depreciation rights and tax-offset bonuses which are components of the 1982 Stock Incentive Plan. The 1995 Stock Incentive Plan provides for the annual grant of awards in a maximum number of shares of common stock of 1.8% of the Company's issued and outstanding shares as of the last day of the preceding fiscal year, commencing with the fiscal year beginning February 4, 1996. Options are granted at a price equal to 100% of the fair market value at the date of grant and become exercisable not earlier than six months after the award date and vest at a rate of 25% per year. The options shall remain exercisable until the expiration date but not later than ten years after the award date.

At February 1, 1997, 158,053 RSAs have been granted (of which 41,155 have been canceled) under the Stock Incentive Plans. The issuance of these RSAs resulted in $1.8 million (net of cancellations) of unearned compensation which is being amortized over the five year period in which the awards vest.

The fair value of each stock option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1997 and 1996, respectively: dividend yield of 1.2% for both years; expected volatility of 38% and 37%; risk-free interest rates of 6.3% and 7.1%; and expected lives of 6 years for both option grants.

A summary of the status of the Company's non-qualified stock option plans as of February 1, 1997 and February 3, 1996, and changes during the years ending on those dates is presented below:

                                                            1997                                    1996
                                              ---------------------------------    ---------------------------------
                                                SHARES        WEIGHTED-AVERAGE         SHARES       WEIGHTED-AVERAGE
                                                 (000)         EXERCISE PRICE          (000)         EXERCISE PRICE
                                                 -----        -----------------        -------      ----------------
Outstanding at beginning of year                 750,516     $    14.153                729,328          $  12.793
Granted                                          136,500          19.750                118,000             19.375
Exercised                                       (109,304)         11.896                (90,312)             9.617
Forfeited                                         (9,000)         19.479                 (6,500)            19.375
                                                --------                               --------
Outstanding at end of year                       768,712          15.406                750,516             14.153
                                                ========                               ========

Options exercisable at year-end                  506,274                                531,516
                                                ========                               ========
Weighted-average fair value of
     options granted during the year            $   8.27                               $   8.32
                                                ========                               ========

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997


7.   STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at February 1, 1997:


                               OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
   ----------------------------------------------------------------------------       --------------------------------
                                               WEIGHTED
      RANGE OF                                 AVERAGE              WEIGHTED                               WEIGHTED
      EXERCISE             NUMBER             REMAINING             AVERAGE            NUMBER             AVERAGE
       PRICES            OUTSTANDING       CONTRACTUAL LIFE      EXERCISE PRICE       EXERCISABLE       EXERCISE PRICE
  ----------------       -----------       ----------------      --------------       -----------       --------------
 $   9.75 - $ 13.50         386,837            3.1 years              $12.190              385,712            $12.197
    16.25 -   19.75         381,875            7.9 years              18.664               120,562             17.738
     9.75 -   19.75         768,712            5.5 years              15.406               506,274             13.516


Employee Stock Purchase Plan

Effective November 1, 1994 the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Annually, on October 31, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on November 1 (grant date) or October 31 (exercise date). The aggregate number of shares purchased by an employee may not exceed 5,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The Employee Stock Purchase Plan expires on October 31, 2004. A total of 200,000 shares are available for purchase under the plan. There were 34,238 and 31,091 shares issued under the plan during fiscal years 1997 and 1996, respectively. Compensation expense is recognized for the fair value of the employee's purchase rights, estimated using the Black-Scholes model, with the following assumptions for fiscal years 1997 and 1996, respectively: dividend yield of 1.1% and 1.5%; expected life of 1 year for both years; expected volatility of 33% and 31%; and risk-free interest rates of 5.4% and 5.3%. The weighted-average fair value of those purchase rights granted in fiscal years 1997 and 1996 was $5.76 and $4.22, respectively.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

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

8.   EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor various qualified plans which cover substantially all of its domestic employees including a profit-sharing/retirement plan, an employee stock ownership plan, and an employee stock purchase plan as described in Note 7. The Company also sponsors a nonqualified defined benefit plan covering certain employees.

Profit-Sharing/Retirement Plan

The trusteed profit-sharing/retirement plan provides for an employee salary deferral contribution, a company matching contribution and a company primary contribution. Under the deferral provisions (401K), eligible employees are permitted to contribute up to 10% of gross compensation to the profit-sharing/retirement plan. For amounts up to 8% of the employee's gross compensation the Company will match the employee's contribution at a rate determined by the Board of Directors. Under the company primary contribution provision, each eligible employee will receive a contribution to the profit-sharing/retirement plan based on a percentage of qualified wages as determined based on the Company's performance. Total Company contributions for fiscal 1997, 1996 and 1995 were $2.2 million, $1.9 million and $1.5 million, respectively.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan ("ESOP") covering substantially all of its employees (subject to certain limitations). The Company annually contributes amounts sufficient to cover principal and interest on loans made to the ESOP as determined by the Board of Directors.

Prior to December 31, 1992, the Company loaned the ESOP $3.7 million ($1.6 million outstanding at February 1, 1997) to purchase 311,000 shares of stock, at interest rates ranging from 7.83% to 9.12%. The loans are payable in ten annual installments of principal and interest. The plan subsequently entered into loan agreements with the Company according to the table below. The proceeds of the loans were used to purchase shares of stock from a former officer and director of the Company. These loans are payable in ten annual installments of principal and interest beginning in fiscal 1996. Shares are released and allocated to participant accounts annually as loan repayments are made.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997


8.   EMPLOYEE BENEFIT PLANS (CONTINUED)

Employee Stock Ownership Plan (continued)


                              Interest                   Original               Outstanding
    Loan Date                   Rate                    Loan Amount           at Feb. 1, 1997       Shares Purchased
---------------------------------------------------------------------------------------------------------------------
June 9, 1994                    7.52 %                  $  217,500               $  187,436                 15,000
August 26, 1994                 7.67                       268,125                  235,243                 15,000
November 23, 1994               7.45                       322,500                  289,240                 15,000
June 14, 1995                   7.31                       231,250                  216,744                 10,000
September 5, 1995               6.91                       206,250                  196,475                 10,000
December 14, 1995               6.36                       141,563                  137,570                  7,500
March 26, 1996                  6.07                       322,500                  320,162                 15,000
June 11, 1996                   7.04                       243,750                  243,750                 10,000
                                                        ----------               ----------                 ------
                                                        $1,953,438               $1,826,620                 97,500
                                                        ==========               ==========                 =======


In fiscal 1995, the Company adopted the provisions of AICPA Statement of Position No. 93-6 ("SOP") which requires that compensation expense be measured based on the fair value of the shares over the period the shares are earned.
In addition, the SOP requires that dividends paid on unallocated shares held by the ESOP are reported as a reduction of accrued interest or as compensation expense rather than a charge to retained earnings, and shares not yet committed to be released are not considered outstanding in the calculation of earnings per share. As allowed by the SOP, the Company has elected not to apply the SOP's provisions to shares acquired prior to fiscal 1994. As such, compensation expense related to such shares is measured based on the historical cost of the shares, dividends have been deducted as a charge to retained earnings and the unallocated shares are considered outstanding in the calculation of earnings per share. The adoption of the SOP did not have a material impact on the consolidated financial statements.

Of the leveraged shares acquired prior to fiscal 1994, 135,241 and 134,428 are allocated and unallocated, respectively, at February 1, 1997. Of the leveraged shares acquired beginning in fiscal 1994, there were 6,654 allocated shares, 14,796 committed-to-be-released shares, and 76,050 unallocated shares at February 1, 1997. The fair value of unallocated shares was $1.8 million at February 1, 1997. Total compensation cost recognized by the Company during fiscal 1997, 1996 and 1995, which consists of the annual contribution and plan administrative costs, net of dividend income on unallocated and forfeited shares, totaled $0.8 million, $0.7 million and $0.5 million, respectively.

Supplemental Executive Retirement Plan

In fiscal 1987, the Company adopted an unfunded executive defined benefit retirement plan for certain key officers of the Company, which provides for benefits which supplement those provided by the Company's other retirement plans. Benefits payable under the plan are based upon compensation levels and length of service of the participants.

In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional liability of $2.0 million and $2.3 million in fiscal 1997 and 1996, respectively, which represents the excess of the accumulated benefit obligation over previously recognized accrued pension costs. In 1997 and 1996, the excess of additional pension liability

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997


8.   EMPLOYEE BENEFIT PLANS (CONTINUED)

Supplemental Executive Retirement Plan (continued)

over the unrecognized net transition obligation has been recorded as a component of stockholders' equity.

Actuarial present value of benefit obligations:

                                                               FEBRUARY 1,                       FEBRUARY 3,
IN THOUSANDS                                                      1997                              1996
---------------------------------------------------------------------------------------------------------------
Vested benefit obligation                                        $    8,364                        $    8,200
                                                                 ==========                        ==========

Accumulated benefit obligation                                   $    8,527                        $    8,345
                                                                 ==========                        ==========

Unfunded projected benefit obligation                            $    8,781                        $    8,652
Unrecognized net loss                                                 (1,667)                           (1,956)
Unrecognized net transition obligation                                 (608)                             (693)
                                                                 ----------                        ----------
                                                                      6,506                             6,003
Additional minimum liability                                          2,021                             2,342
                                                                 ----------                        ----------
Accrued pension cost                                             $    8,527                        $    8,345
                                                                 ==========                        ==========


Assumptions:
     Discount rate                                                    7.75%                             7.50%
     Salary increase rate                                             5.00%                             5.00%


Net periodic pension costs for fiscal 1997, 1996 and 1995 were as follows:

                                                                                YEARS ENDED
                                                         --------------------------------------------------------
                                                                   FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,
IN THOUSANDS                                                          1997             1996            1995
------------------------------------------------------------------------------------------------------------------
         Service cost                                                $   41           $   37           $   44
         Interest cost                                                  638              618              609
         Net amortization and deferral                                  192              211              212
                                                                     ------           ------           ------
                                                                     $  871           $  866           $  865
                                                                     ======           ======           ======

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997

9.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


IN THOUSANDS, EXCEPT                                                     INCOME (LOSS)                      NET INCOME (LOSS)
PER SHARE DATA                         NET SALES       GROSS PROFIT      BEFORE TAXES    NET INCOME (LOSS)    PER SHARE (a)
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED FEBRUARY 1, 1997

1st Quarter                           $ 94,763          $ 26,497          $  6,906          $  4,558          $   0.50
2nd Quarter                             96,216            26,046             5,901             3,895              0.43
3rd Quarter                             96,227            25,668             6,144             4,055              0.44
4th Quarter                            102,899            30,313           (51,185)(b)       (52,259)            (5.86)

YEAR ENDED FEBRUARY 3, 1996

1st Quarter                           $ 88,453          $ 25,560          $  5,162          $  3,355           $  0.37
2nd Quarter                             82,300            22,343             4,169             2,710              0.30
3rd Quarter                             85,401            23,065             4,457             3,797              0.42
4th Quarter                             88,732            24,816             4,626 (c)         3,307              0.37

(a) Net income (loss) per share is computed independently for each of the quarters based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income (loss) per share amount.

(b) The fourth quarter of fiscal year ended February 1, 1997 includes the write-off of acquired in-process research and development of $53.7 million and nonrecurring charges of $4.3 million as described in Notes 2 and 3.

(c) The fourth quarter of fiscal year ended February 3, 1996 includes a gain on sale of businesses of approximately $2.7 million, a charge of approximately $1.4 million relative to various compensation plans and a charge of approximately $1.3 million in connection with the closing of certain facilities.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 1997


10.  SEGMENT INFORMATION

The Company designs, develops and manufactures highly engineered components made primarily from specially formulated high performance polymer materials, a single business segment. Most of Furon's products are designed and engineered to meet specific requirements of customers in the industrial process, transportation, industrial equipment, electronics and health care industries.

The following table provides information as to the significant geographic areas in which the Company has operations.

                                                                                YEARS ENDED
                                              -------------------------------------------------------------------------
                                                 FEBRUARY 1,                  FEBRUARY 3,                   JANUARY 28,
IN THOUSANDS                                        1997                          1996                          1995
-----------------------------------------------------------------------------------------------------------------------
Net sales to outside customers:

                 United States                   $  344,727                     $ 309,683                     $ 283,006
                 Europe                              45,378                        35,203                        29,054
                                                 ----------                     ---------                     ---------
                                                 $  390,105                     $ 344,886                     $ 312,060
                                                 ===========                    =========                     =========

Income (loss) before income taxes:

                 United States                   $   (33,690)                   $  15,333                     $  15,096
                 Europe                                1,456                        3,081                         2,501
                                                 -----------                    ---------                     ---------
                                                 $   (32,234)                   $  18,414                     $  17,597
                                                 ===========                    =========                     =========

Identifiable assets:

                 United States                   $  295,737                     $ 190,463                     $ 160,848
                 Europe                              48,606                        21,021                        19,025
                                                 ----------                     ---------                     ---------
                                                 $  344,343                     $ 211,484                     $ 179,873
                                                 ===========                    =========                     =========


Export sales                                     $   42,529                     $  35,967                     $  38,145
                                                 ==========                     =========                     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III



ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 1997. Information concerning the Company's executive officers is included in Part I.


ITEM 11.         EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 1997.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 1997.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 1997.


                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K.


                                                                                                        Page
                                                                                                        ----
         (a)      1.      Index to Financial Statements

                          Report of Independent Auditors                                                 15

                          Consolidated Statements of Operations
                              Years ended February 1, 1997,
                              February 3, 1996 and January 28, 1995                                      16

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K. (CONTINUED)

                                                                                                        Page
                                                                                                        ----
                          Consolidated Balance Sheets
                              February 1, 1997 and February 3, 1996                                      17

                          Consolidated Statements of Stockholders' Equity
                              Years ended February 1, 1997, February 3, 1996
                              and January 28, 1995                                                       19

                          Consolidated Statements of Cash Flows
                              Years ended February 1, 1997, February 3, 1996
                              and January 28, 1995                                                       20

                          Notes to Consolidated Financial Statements
                              February 1, 1997                                                           21

                 2.       Index to Financial Statement Schedules

                          Schedule II - Valuation and Qualifying Accounts                                41

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

         (b)              Reports on Form 8-K:

                          On January 17, 1997, the Registrant filed with the Commission a Form 8-K dated that date, which reported the acquisition of Medex, Inc. in Item 2 and included Medex's consolidated financial statements for its fiscal year ended June 30, 1996 (audited) and fiscal quarter ended September 30, 1996 (unaudited).

                                 FURON COMPANY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
      YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996 AND JANUARY 28, 1995



                                                                           DEDUCTIONS/
                                BALANCE AT             ADDITIONS        ACCOUNTS WRITTEN
                                 BEGINNING         CHARGED TO COSTS        OFF NET OF                               BALANCE AT
                                  OF YEAR            AND EXPENSES          RECOVERIES               OTHER           END OF YEAR
                               -----------           ------------           ---------             ----------        ----------
ALLOWANCE FOR DOUBTFUL
         RECEIVABLES:

              1997             $ 1,366,935           $    364,164           $ (453,421)           $  815,633 (a)    $ 2,093,311
                               ===========           ============           ==========            ==========        ===========

              1996             $   695,750           $    724,147           $ (256,851)           $  203,889 (a)    $ 1,366,935
                               ===========           ============           ==========            ==========        ===========

              1995             $   631,540           $    302,954           $ (238,744)           $      -          $   695,750
                               ===========           ============           ==========            ==========        ===========


(a)  Relates to opening balances of acquisitions.

                                 FURON COMPANY
                               INDEX TO EXHIBITS

  REGULATION S-K                                                                                                    SEQUENTIAL
   ITEM NUMBER                                                                                                      PAGE NUMBER
   -----------                                                                                                      -----------
        3               Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant's
                        Annual Report on Form 10-K filed on April 7, 1994, Commission File No. 0-8088).

       3.1              Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant's
                        Annual Report on Form 10-K filed on April 7, 1994 and Exhibit 3.2 to the Registrant's
                        Quarterly Report on Form 10-Q filed on September 13, 1994, Commission File 0-8088).

        4               Rights Agreement as amended (Incorporated by reference to Exhibit 2.1 to the Registrant's
                        Registration Statement on Form 8-A filed March 22, 1989, and Exhibit 4.1 to the Registrant's
                        Annual Report on Form 10-K filed on April 28, 1992, Commission File No. 0-8088).

      10.1*             1982 Stock Incentive Plan (as Amended and Restated as of March 22, 1994) (Incorporated by
                        reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on September
                        13, 1994,  Commission File No. 0-8088).

      10.2*             Employee Relocation Assistance Plan as amended (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 21, 1990, Commission File No. 0-
                        8088).

      10.3*             Supplemental Executive Retirement Plan as presently in effect (Incorporated by reference to
                        Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 28, 1991, Exhibit
                        10.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 1993, and Exhibit 10.4A to the Registrant's Quarterly Report on Form 10-Q filed on September 13, 1994, Commission File
                        No. 0-8088).

       10.4             Agreement and Plan of Merger, dated November 12, 1996, by and among the Registrant, FCY, Inc.
                        and Medex, Inc. (Incorporated by reference to Exhibit 99.10 to the Registrant's Schedule 14D-1
                        filed on November 15, 1996, Commission File No. 0-8088).


          * A management contract or compensatory plan or arrangement.

                                 FURON COMPANY
                               INDEX TO EXHIBITS
                                  (CONTINUED)

  REGULATION S-K                                                                                                    SEQUENTIAL
   ITEM NUMBER                                                                                                      PAGE NUMBER
   -----------                                                                                                      -----------
      10.5*             Form of Indemnity Agreement with each of the directors and officers of the Registrant
                        (Incorporated by reference to Exhibit C to the Registrant's definitive Proxy Statement filed
                        May 2, 1988, Commission File No. 0-8088).

      10.6*             Form of Change-in-Control Agreement between the Registrant and each of its executive officers
                        (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K
                        filed on March 28, 1991, Commission File No. 0-8088).

      10.7*             Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's
                        Annual Report on Form 10-K filed on March 29, 1993, Commission File No. 0-8088).

      10.8*             Economic Value Added (EVA) Incentive Compensation Plan, as Amended and Restated (Incorporated
                        by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed on April 7,
                        1994, Commission File No. 0-8088).

      10.9*             Consulting agreement with Peter Churm for fiscal year 1997 (Incorporated by reference to
                        Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on March 25, 1996,
                        Commission File No. 0-8088).

     10.10*             Promissory note and subordination agreement for Terrence A. Noonan relocation (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on April 7,
                        1994, Commission File No. 0-8088).



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

     10.12*             1995 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement filed May 1, 1995, Commission File No. 0-8088).

     10.12A*            Amendment 1996-1 to 1995 Stock Incentive Plan.

      10.13             Credit Agreement, dated as of November 12, 1996, between the Registrant, the Lenders party thereto, the Bank of New York, as swing line lender and administrative agent, and BNY Capital
                        Markets, Inc., as arranging agent (Incorporated by reference to Exhibit 99.9 to the
                        Registrant's Schedule 14D-1 filed on November 15, 1996, Commission File No. 0-8088).

      10.14             Asset Purchase Agreement, dated November 9, 1995, by and among the Registrant, as Purchaser,
                        AlliedSignal Laminate Systems, Inc., as Seller, and AlliedSignal Inc., as Parent
                        (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K
                        filed on March 25, 1996, Commission File No. 0-8088).

        11              Statement re: Computation of Net Income (Loss) Per Share

        21              Subsidiaries of the Registrant

        23              Consent of Independent Auditors

        27              Financial Data Schedule

          * A management contract or compensatory plan or arrangement.

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 25, 1997 by the undersigned, thereunto duly authorized.

FURON COMPANY

            By:        /s/ MONTY A. HOUDESHELL                             /s/ DAVID L. MASCARIN
                       -------------------------                           ----------------------------------
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


                 /s/ J. MICHAEL HAGAN                                          /s/ COCHRANE CHASE
                 -------------------------------------------                   ----------------------------------
                 J. Michael Hagan                                              Cochrane Chase
                 Chairman of the Board                                         Director, March 25, 1997
                 (Principal Executive Officer),
                 March 25, 1997

                 /s/ TERRENCE A. NOONAN                                        /s/ H. DAVID BRIGHT
                 ----------------------------------                            ----------------------------------
                 Terrence A. Noonan                                            H. David Bright
                 President and Director, March 25, 1997                        Director, March 25, 1997


                 /s/ PETER CHURM                                               /s/ WILLIAM D. CVENGROS
                 ----------------------------------                            -------------------------
                 Peter Churm                                                   William D. Cvengros
                 Chairman Emeritus, March 25, 1997                             Director, March 25, 1997


                 /s/ MONTY A. HOUDESHELL                                       /s/ R. DAVID THRESHIE
                 ----------------------------------                            ----------------------------------
                 Monty A. Houdeshell                                           R. David Threshie
                 Vice President, Chief Financial                               Director, March 25, 1997
                 Officer and Treasurer, March 25, 1997

                                                                               /s/ BRUCE E. RANCK
                                                                               ----------------------------------
                 /s/ DAVID L. MASCARIN                                         Bruce E. Ranck
                 ----------------------------------                            Director, March 25, 1997
                 David L. Mascarin
                 Controller, March 25, 1997
                                                                               /s/ WILLIAM C. SHEPHERD
                                                                               -------------------------
                                                                               William C. Shepherd
                                                                               Director, March 25, 1997

                                 FURON COMPANY
                               INDEX TO EXHIBITS

  REGULATION S-K                                                                                                    SEQUENTIAL
   ITEM NUMBER                                                                                                      PAGE NUMBER
   -----------                                                                                                      -----------
        3               Restated Articles of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant's
                        Annual Report on Form 10-K filed on April 7, 1994, Commission File No. 0-8088).

       3.1              Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant's
                        Annual Report on Form 10-K filed on April 7, 1994 and Exhibit 3.2 to the Registrant's
                        Quarterly Report on Form 10-Q filed on September 13, 1994, Commission File 0-8088).

        4               Rights Agreement as amended (Incorporated by reference to Exhibit 2.1 to the Registrant's
                        Registration Statement on Form 8-A filed March 22, 1989, and Exhibit 4.1 to the Registrant's
                        Annual Report on Form 10-K filed on April 28, 1992, Commission File No. 0-8088).

      10.1*             1982 Stock Incentive Plan (as Amended and Restated as of March 22, 1994) (Incorporated by
                        reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on September
                        13, 1994,  Commission File No. 0-8088).

      10.2*             Employee Relocation Assistance Plan as amended (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 21, 1990, Commission File No. 0-
                        8088).

      10.3*             Supplemental Executive Retirement Plan as presently in effect (Incorporated by reference to
                        Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 28, 1991, Exhibit
                        10.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 1993, and Exhibit 10.4A to the Registrant's Quarterly Report on Form 10-Q filed on September 13, 1994, Commission File
                        No. 0-8088).

       10.4             Agreement and Plan of Merger, dated November 12, 1996, by and among the Registrant, FCY, Inc.
                        and Medex, Inc. (Incorporated by reference to Exhibit 99.10 to the Registrant's Schedule 14D-1
                        filed on November 15, 1996, Commission File No. 0-8088).




          * A management contract or compensatory plan or arrangement.

                                 FURON COMPANY
                               INDEX TO EXHIBITS
                                  (CONTINUED)

  REGULATION S-K                                                                                                   SEQUENTIAL
   ITEM NUMBER                                                                                                     PAGE NUMBER
   -----------                                                                                                     -----------
      10.5*             Form of Indemnity Agreement with each of the directors and officers of the Registrant
                        (Incorporated by reference to Exhibit C to the Registrant's definitive Proxy Statement filed
                        May 2, 1988, Commission File No. 0-8088).

      10.6*             Form of Change-in-Control Agreement between the Registrant and each of its executive officers
                        (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K
                        filed on March 28, 1991, Commission File No. 0-8088).

      10.7*             Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's
                        Annual Report on Form 10-K filed on March 29, 1993, Commission File No. 0-8088).

      10.8*             Economic Value Added (EVA) Incentive Compensation Plan, as Amended and Restated (Incorporated
                        by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed on April 7,
                        1994, Commission File No. 0-8088).

      10.9*             Consulting agreement with Peter Churm for fiscal year 1997 (Incorporated by reference to
                        Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed on March 25, 1996,
                        Commission File No. 0-8088).

     10.10*             Promissory note and subordination agreement for Terrence A. Noonan relocation (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K filed on April 7,
                        1994, Commission File No. 0-8088).



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

     10.12*             1995 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement filed May 1, 1995, Commission File No. 0-8088).

     10.12A*            Amendment 1996-1 to 1995 Stock Incentive Plan.

      10.13             Credit Agreement, dated as of November 12, 1996, between the Registrant, the Lenders party thereto, the Bank of New York, as swing line lender and administrative agent, and BNY Capital
                        Markets, Inc., as arranging agent (Incorporated by reference to Exhibit 99.9 to the
                        Registrant's Schedule 14D-1 filed on November 15, 1996, Commission File No. 0-8088).

      10.14             Asset Purchase Agreement, dated November 9, 1995, by and among the Registrant, as Purchaser,
                        AlliedSignal Laminate Systems, Inc., as Seller, and AlliedSignal Inc., as Parent
                        (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K
                        filed on March 25, 1996, Commission File No. 0-8088).

        11              Statement re: Computation of Net Income (Loss) Per Share.

        21              Subsidiaries of the Registrant.

        23              Consent of Independent Auditors.

        27              Financial Data Schedule.



          * A management contract or compensatory plan or arrangement.