Form 10-Q
period 1997-05-03
FURON CO
filed 1997-05-30
CIK 37755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED MAY 3, 1997


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8088


                                  FURON COMPANY
             (Exact name of registrant as specified in its charter)


California                                               95-1947155
----------------------------                   --------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or                             Identification No.)
organization)

29982 Ivy Glenn Drive
Laguna Niguel, CA                                              92677
-----------------------------                  ---------------------
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

   Number of shares of common stock outstanding as of May 23, 1997: 9,029,066.

                                  FURON COMPANY




                                      INDEX






PART I - FINANCIAL INFORMATION
------------------------------

                                                                       PAGE NO.
                                                                       --------
     Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                   May 3, 1997 and February 1, 1997                        3

                Condensed Consolidated Statements of Income
                   Three months ended May 3, 1997 and
                   May 4, 1996                                             5

                Condensed Consolidated Statements of Cash Flows
                   Three months ended May 3, 1997 and
                   May 4, 1996                                             6

                Notes to Condensed Consolidated Financial Statements       7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       11




PART II - OTHER INFORMATION                                               14
---------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                                   FURON COMPANY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                                           May 3,                 February 1,
In thousands                                                                1997                   1997
------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:

         Cash and cash equivalents                                     $          5,260        $                 -

         Accounts receivable, less allowance for doubtful
         accounts of $1,904 at May 3, 1997 and $2,093 at
         February 1, 1997                                                        69,105                     72,315

         Inventories                                                             57,971                     58,611

         Deferred income taxes                                                   10,411                     10,411

         Prepaid expenses and other assets                                        6,092                      5,389
                                                                       ------------------      ---------------------

Total current assets                                                            148,839                    146,726

Property, plant & equipment, at cost:

         Land                                                                     7,013                      7,096
         Buildings and leasehold improvements                                    30,385                     30,712
         Machinery and equipment                                                155,087                    152,998
                                                                       ------------------      ---------------------
                                                                                192,485                    190,806

         Less accumulated depreciation and amortization                         (79,850)                   (76,214)
                                                                       ------------------      ---------------------

Net property, plant and equipment                                               112,635                    114,592

Intangible assets, at cost less accumulated amortization
  of $31,194 at May 3, 1997 and $29,971 at February 1, 1997
                                                                                 73,138                     74,640

Other assets                                                                      7,876                      8,385
                                                                       ------------------      ---------------------

TOTAL ASSETS                                                           $        342,488        $           344,343
                                                                       ==================      =====================












See accompanying notes.

                                                   FURON COMPANY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                                                  May 3,           February 1,
In thousands, except share data                                                    1997               1997
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

        Cash, less checks outstanding                                           $          -      $      1,665

        Accounts payable                                                              23,860            24,319

        Salaries, wages and related benefits payable                                  10,807            14,141

        Current portion of long-term debt                                              2,076             1,001

        Facility rationalization and severance                                         8,777            10,369

        Other current liabilities                                                     19,740            16,407
                                                                                --------------    --------------

Total current liabilities                                                             65,260            67,902

Long-term debt                                                                       172,910           176,983

Other long-term liabilities                                                           23,360            21,933

Deferred income taxes                                                                 16,001            16,181

Commitments and contingencies

Stockholders' equity:

        Preferred stock without par value, 2,000,000 shares authorized,
        none issued or outstanding                                                         -                 -

        Common stock without par value, 15,000,000 shares authorized, 9,003,582 shares issued and outstanding at May 3, 1997 and
        9,003,140 at February 1, 1997                                                 38,762            38,787

        Foreign currency translation adjustment                                       (1,823)             (977)

        Unearned ESOP shares                                                          (3,224)           (3,224)

        Unearned compensation                                                           (191)             (238)

        Additional pension liability                                                  (1,413)           (1,413)

        Retained earnings                                                             32,846            28,409
                                                                                --------------    --------------

Total stockholders' equity                                                            64,957            61,344
                                                                                --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    342,488      $    344,343
                                                                                ==============    ==============


See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                 Three months ended
                                                                             -------------------------------------------------------
                                                                                    May 3,                                May 4,
In thousands, except per share amounts                                               1997                                  1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                    $           119,649                  $          94,763

Cost of sales                                                                             81,330                             68,266
                                                                                ------------------                  ----------------

Gross profit                                                                              38,319                             26,497

Selling, general and administrative expenses                                              28,139                             20,005

Other (income), expense                                                                     (410)                            (1,090)

Interest expense                                                                           3,049                                676
                                                                                ------------------                  ----------------

Income before income taxes                                                                 7,541                              6,906

Provision for income taxes                                                                 2,564                              2,348
                                                                                ------------------                  ----------------

Net income                                                                   $             4,977                  $           4,558
                                                                                ==================                  ================


Net income per share of Common Stock                                         $              0.54                  $            0.50
                                                                                ==================                  ================


























See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Three months ended
                                                                               -----------------------------------------------------
                                                                                      May 3,                              May 4,
In thousands                                                                           1997                                1996
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                 $            4,977                 $           4,558
    Adjustments to reconcile net income to cash
       provided by operating activities:
        Depreciation                                                                        4,231                             3,202
        Amortization                                                                        1,406                               778
        Provision for losses on accounts receivable                                           155                               105
        Deferred income taxes                                                                 (29)                               76
        Loss on sale of assets                                                                 19                                 -
    Working capital changes, net of acquisitions and disposals:
        Accounts receivable                                                                 2,063                                22
        Inventories                                                                           640                            (2,438)
        Accounts payable and accrued liabilities                                           (3,910)                           (1,567)
        Income taxes payable                                                                3,549                               558
        Other current assets and liabilities, net                                          (1,741)                              235
    Changes in other long-term operating assets and
        liabilities                                                                           769                            (1,429)
                                                                                  -----------------                -----------------

            Net cash provided by operating activities                                      12,129                             4,100

INVESTING ACTIVITIES
    Acquisition of businesses                                                                   -                            (3,294)
    Purchases of property, plant and equipment                                             (2,892)                           (4,505)
    Proceeds from sale of businesses                                                          249                               406
    Proceeds from sale of equipment                                                            57                               260
    Proceeds from notes receivable                                                              -                                 4
                                                                                  -----------------                -----------------

            Net cash used in investing activities                                          (2,586)                          (7,129)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                                            4,081                             7,000
    Principal payments on long-term debt                                                   (7,069)                           (4,000)
    Proceeds, net of cancellations, from issuance of
         common stock                                                                         (25)                              697
    Loan to ESOP                                                                                -                              (323)
    Dividends paid on common stock                                                           (540)                             (538)
                                                                                  -----------------                -----------------

            Net cash provided by (used in) financing
                  activities                                                               (3,553)                            2,836

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (730)                              193
                                                                                  -----------------                -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       5,260                                 -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                -                                 -
                                                                                  -----------------                -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $            5,260                $                -
                                                                                  =================                =================

See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 3, 1997
                                   (Unaudited)


1.       GENERAL

         The accompanying unaudited consolidated financial statements have been condensed in certain respects and should, therefore, be read in conjunction with the consolidated financial statements and related notes thereto, contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended February 1, 1997. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of May 3, 1997, and the results of operations and cash flows for the three months ended May 3, 1997 and May 4, 1996. Results of the Company's operations for the three months ended May 3, 1997 are not necessarily indicative of the results to be expected for the full year.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share for the first quarter ended May 3, 1997 and May 4, 1996 of $0.02 and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

2.       INVENTORIES

         Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                                          May 3,                  February 1,
         In thousands                                                      1997                      1997
         -------------------------------------------------------------------------------------------------------
           Raw materials and purchased parts                      $             25,227     $              22,841
           Work-in-process                                                      11,490                    14,121
           Finished goods                                                       21,254                    21,649
                                                                     ------------------       -------------------
                                                                  $             57,971     $              58,611
                                                                     ==================       ===================

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 3, 1997
                                   (Unaudited)

3.       INTANGIBLES

         Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                                     May 3,                  February 1,
         In thousands                                1997                       1997
         ---------------------------------------------------------------------------------
           Goodwill                         $             41,575     $              42,016
           Other intangible assets                        31,563                    32,624
                                               ------------------       -------------------
                                            $             73,138     $              74,640
                                               ==================       ===================


4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                           May 3,                February 1,
         In thousands                                       1997                    1997
         ---------------------------------------------------------------------------------------
           Loans under bank credit agreements
              due through fiscal year 2000          $           166,000     $            169,000
           Industrial Revenue Bonds                               6,775                    6,775
           Other                                                  2,211                    2,209
                                                       -----------------       ------------------
           Total long-term debt                                 174,986                  177,984
           Less current portion                                   2,076                    1,001
                                                       -----------------       ------------------

           Due after one year                       $           172,910     $            176,983
                                                       =================       ==================

         Effective March 27, 1997, the Company amended and restated its Credit Agreement to increase the aggregate principal amount from $200.0 million to $250.0 million.

         For the three months ended May 3, 1997, the weighted average interest rate on the loans under bank credit agreements was 6.4%.

         Interest paid for the three months ended May 3, 1997 and May 4, 1996 was $2.3 million and $0.8 million, respectively.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 3, 1997
                                   (Unaudited)

5.       INCOME TAXES

         The Company's effective tax rate for the three month periods ended May 3, 1997 and May 4, 1996 was 34%.

         Income taxes paid (received) for the three months ended May 3, 1997 and May 4, 1996 were $(0.5 million) and $0.5 million, respectively.


6.       CONTINGENCIES

         At May 3, 1997, the Company had approximately $1.5 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to nine months. Net unrealized gains from hedging activities were not material as of May 3, 1997.

         At May 3, 1997, the Company is obligated under irrevocable letters of credit totaling $9.2 million.

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

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 3, 1997
                                   (Unaudited)

6.       CONTINGENCIES (CONTINUED)

         As of May 3, 1997 the Company's reserves for environmental matters totaled approximately $1.6 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including the following "superfund" waste disposal sites:
         Solvents Recovery Service of New England in Southington, Connecticut; Gallup's Quarry in Plainfield, Connecticut; Davis Liquid Waste and Picillo in Coventry, Rhode Island; Malvern in Malvern, Pennsylvania; and Granville in Granville, Ohio. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its environmental reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Consolidated sales for the three months ended May 3, 1997 of $119.6 million represented a 26% increase over the same period of the prior year. Comparing sales for the three months ended May 3, 1997 reflects a 16% increase over the previous quarter ended February 1, 1997. For the quarter ended May 3, 1997, Medex recorded sales of $25.3 million.

Along with the net effect of the Medex acquisition, the Company has benefited from continued strength in specific industrial markets. Domestically, sales to the healthcare market increased eight fold, all due to Medex, over the same period of the prior year. Sales into the transportation and industrial equipment markets remain strong with the main contributors coming from aircraft, truck, coating and laminating, and food and beverage sectors. Sales into the chemical processing market have softened, while demand from the semiconductor market was down 23%, consistent with industry conditions. Excluding Medex, sales for the three months ended May 3, 1997 of the Company's European operations were down 6% (before the impact of a stronger U.S. dollar, European sales increased 7%) over the same period of the prior year.

Gross profit as a percentage of sales for the first quarter ended May 3, 1997 was up 4% from the same period the prior year to 32%. This is the result of significantly higher margins earned by Medex, which were 45.1% for the quarter ended May 3, 1997. After removing the effects of acquisitions and divestitures, for the first quarter ended May 3, 1997 gross profit margin was up 0.7% from 28.3% to 29% over the same period of the prior year. Despite some adverse product mix, the continued operating productivity improvements and controlled fixed manufacturing costs were more than enough to offset the impact of increased raw material prices.

Selling, general and administrative expenses as a percentage of sales for the first quarter ended May 3, 1997 was 23.5%, up from 21.1% in the same period a year ago. The increase in operating expense as a percentage of sales from last year is primarily the result of the Medex addition, at 31.4%. After removing the effect of acquisitions and divestitures, these same operating expenses were 21.2%, down from 21.4% in the first quarter of the prior year and down from the 22.3% incurred in the fourth quarter of the prior year. The decline in selling, general and administrative expense as a percentage of sales from last year is mainly the result of fewer costs incurred related to insurance, utilities and reduced travel. Product development expenses were up slightly in the first quarter over the same period prior year as a percentage of sales by 0.1% to 2.8%.

Other income and expense net, for the three months ended May 3, 1997 decreased from the same period in the prior year due to non-reoccurrence of dividend income received from one of the Company's investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

Interest expense for the three months ended May 3, 1997 was up significantly from the same period in the prior year. This increase is due in full to the debt incurred for the acquisition of Medex.

Pretax results of operations improved 9% to $7.5 million from $6.9 million for the three months ended May 3, 1997 and May 4, 1996, respectively. Net of acquisitions and divestitures, pretax results of operations were up 10% from the same period last year. The improvement is generally the result of higher sales and improved margins, somewhat offset by higher operating and interest expenses. For the three months ended May 3, 1997, Medex earnings before interest and taxes was 12.9% of sales (Medex earnings before interest and taxes and amortization was 15.5% of sales). For the three months ended May 3, 1997, consolidated earnings before interest, taxes, depreciation and amortization was $16.2 million, an increase of $4.7 million, or 40% from the same period in the prior year.

The Company's effective tax rate for the first quarter ended May 3, 1997 was 34%, unchanged from the same period last year.

Liquidity and Capital Resources

The Company's financial condition remained strong at May 3, 1997. For the three months ended May 3, 1997, the Company's cash provided by operations was $12.1 million, or $8.0 million higher than the same period last year. The Company's ratio of current assets to current liabilities improved to 2.3 to 1.0, up from
2.2 to 1.0 at the beginning of the period. Net working capital increased $4.8 million during the first quarter to a total of $83.6 million. Inclusive of the Medex acquisition, accounts receivable decreased $2.1 million, inventories decreased $0.6 million and accounts payable and accrued liabilities decreased $3.9 million from the prior year end. Capital expenditures totaled $2.9 million and were primarily for renovating existing facilities, leasehold improvements, or replacement of existing equipment in addition to implementation of the operating systems to support the Company's structure.

Cash and cash equivalents increased $6.9 million, in addition to a decrease in long-term debt of $3.0 million which was a result of funds generated by operations. The Company's debt-to-equity ratio is currently 2.7 to 1.0, a decrease from 2.9 to 1.0 at the beginning of the period.

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interests payments on its loan payable to banks. The Company will

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

continue to evaluate its employment of capital resources including asset management and other sources of financing.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it could require the utilization of the remaining $85.0 million available on its existing credit facility or financing from other sources.

Contingencies

For information regarding environmental matters and other contingencies, see note 6 to the Notes to Condensed Consolidated Financial Statements.

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

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   Exhibits:                                                           Page Number
                                                                                        -----------

              10.6*          Form of Change in Control Agreement
                             between the Registrant and each of its
                             executive officers.

              10.13 First Amended and Restated Credit Agreement, dated as of March 27, 1997, by and among the Registrant, the Lenders party thereto, and co-agents, documentation agent, swing line lender and administrative agent, and arranging agent named therein.

              11             Statement re:  Computation of Net
                             Income Per Share

              27             Financial Data Schedule

              (b)  Reports on Form 8-K:

              On March 18, 1997, the Registrant filed with the Commission a Form 8-K/A dated that date, which reported the pro forma financial information for Furon on a combined basis, reflecting the acquisition of Medex for the nine months ended November 2, 1996 and the fiscal year ended February 3, 1996.

              *   A management contract or compensatory plan or arrangement

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FURON COMPANY
                        ---------------------------------------
                                   REGISTRANT




/S/MONTY A. HOUDESHELL                               /S/DAVID L. MASCARIN
---------------------------------------              --------------------
Monty A. Houdeshell                                  David L. Mascarin
Vice President, Chief Financial Officer              Controller
   and Treasurer









May 30, 1997