Form 10-Q
period 1997-08-02
FURON CO
filed 1997-09-02
CIK 37755

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 2, 1997


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8088


                                  FURON COMPANY
             (Exact name of registrant as specified in its charter)



California                                                          95-1947155
----------------------------                       ----------------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or                                         Identification No.)
organization)

29982 Ivy Glenn Drive
Laguna Niguel, CA                                                         92677
----------------------------                       ----------------------------
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


                                 Yes   X   No
                                    ------   ------

         Number of shares of common stock outstanding as of August 26, 1997:
9,054,296.

                                  FURON COMPANY

                                      INDEX



PART I - FINANCIAL INFORMATION


                                                                                             PAGE NO.
                                                                                             --------
    Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                  August 2, 1997 and February 1, 1997                                            3

               Condensed Consolidated Statements of Income
                  Three and six months ended August 2, 1997 and
                  August 3, 1996                                                                 5

               Condensed Consolidated Statements of Cash Flows
                  Three and six months ended August 2, 1997 and
                  August 3, 1996                                                                 6

               Notes to Condensed Consolidated Financial Statements                              7

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                              11




PART II - OTHER INFORMATION                                                                     14
---------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                 August 2,           February 1,
In thousands                                                       1997                 1997
------------------------------------------------------------------------------------------------
ASSETS

Current assets:

         Cash and cash equivalents                               $     164           $    --

         Accounts receivable, less allowance for
         doubtful accounts of $1,793 at August 2, 1997
         and $2,093 at February 1, 1997                             69,027              72,315

         Inventories                                                54,551              58,611

         Deferred income taxes                                      10,411              10,411

         Prepaid expenses and other assets                           6,556               5,389
                                                                 ---------           ---------

Total current assets                                               140,709             146,726

Property, plant & equipment, at cost:

         Land                                                        7,379               7,096
         Buildings and leasehold improvements                       30,493              30,712
         Machinery and equipment                                   156,323             152,998
                                                                 ---------           ---------
                                                                   194,195             190,806

         Less accumulated depreciation and amortization            (83,215)            (76,214)
                                                                 ---------           ---------

Net property, plant and equipment                                  110,980             114,592

Intangible assets, at cost less accumulated
amortization of $32,542 at August 2, 1997
and $29,971 at February 1, 1997                                     71,632              74,640

Other assets                                                         7,484               8,385
                                                                 ---------           ---------

TOTAL ASSETS                                                     $ 330,805           $ 344,343
                                                                 =========           =========





See accompanying notes.

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                               August 2,           February 1,
In thousands, except share data                                                   1997                1997
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

        Cash, less checks outstanding                                          $       -           $   1,665

        Accounts payable                                                          24,099              24,319

        Salaries, wages and related benefits payable                              13,211              14,141

        Current portion of long-term debt                                          1,002               1,001

        Facility rationalization and severance                                     8,109              10,369

        Other current liabilities                                                 20,817              16,407
                                                                               ---------           ---------

Total current liabilities                                                         67,238              67,902

Long-term debt                                                                   154,216             176,983

Other long-term liabilities                                                       23,598              21,933

Deferred income taxes                                                             16,002              16,181

Commitments and contingencies

Stockholders' equity:

        Preferred stock without par value, 2,000,000 shares
        authorized, none issued or outstanding                                      --                  --

        Common stock without par value, 15,000,000 shares authorized,
        9,056,056 shares issued and outstanding at August 2, 1997 and
        9,003,140 at February 1, 1997                                             39,708              38,787

        Foreign currency translation adjustment                                   (2,774)               (977)

        Unearned ESOP shares                                                      (2,961)             (3,224)

        Unearned compensation                                                       (334)               (238)

        Additional pension liability                                              (1,413)             (1,413)

        Retained earnings                                                         37,525              28,409
                                                                               ---------           ---------

Total stockholders' equity                                                        69,751              61,344
                                                                               ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 330,805           $ 344,343
                                                                               =========           =========


See accompanying notes.

                                 FURON COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                              Three months ended                      Six months ended
                                                      ---------------------------------------------------------------------
                                                       August 2,           August 3,          August 2,           August 3,
In thousands, except per share amounts                   1997                1996               1997                 1996
---------------------------------------------------------------------------------------------------------------------------
Net sales                                             $ 118,696           $  96,216           $ 238,345           $ 190,979

Cost of sales                                            80,214              70,170             161,544             138,436
                                                      ---------           ---------           ---------           ---------

Gross profit                                             38,482              26,046              76,801              52,543

Selling, general and administrative expenses             28,625              20,340              56,764              40,345

Other (income), expense                                    (399)               (873)               (809)             (1,963)

Interest expense                                          2,905                 678               5,954               1,354
                                                      ---------           ---------           ---------           ---------

Income before income taxes                                7,351               5,901              14,892              12,807

Provision for income taxes                                2,127               2,006               4,691               4,354
                                                      ---------           ---------           ---------           ---------

Net income                                            $   5,224           $   3,895           $  10,201           $   8,453
                                                      =========           =========           =========           =========


Net income per share of Common Stock                  $    0.56           $    0.43           $    1.10           $    0.93
                                                      =========           =========           =========           =========





See accompanying notes.

                                 FURON COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                   Three months ended                       Six months ended
                                                                ----------------------------------------------------------------
                                                               August 2,          August 3,          August 2,          August 3,
In thousands                                                     1997               1996               1997               1996
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                 $  5,224           $  3,895           $ 10,201           $  8,453
   Adjustments to reconcile net income to cash
      provided by operating activities:
       Depreciation                                              4,070              3,420              8,301              6,708
       Amortization                                              1,379                867              2,785              1,645
       Provision for losses on accounts receivable                  (6)               182                149                287
       Deferred income taxes                                         2               --                  (27)                76
       (Gain) loss on sale of assets                               (11)              --                    8               --
   Working capital changes, net of acquisitions and
      disposals:
       Accounts receivable                                          83              2,083              2,146              2,105
       Inventories                                               3,420               (683)             4,060             (3,121)
       Accounts payable and accrued liabilities                  2,643                (83)            (1,267)            (1,650)
       Income taxes payable                                       (762)               750              2,787              1,308
       Other current assets and liabilities, net                 1,494                121               (247)               356
   Changes in other long-term operating assets and
       liabilities                                                 (37)               530                732               (899)
                                                               -------            -------            -------            -------

           Net cash provided by operating activities            17,499             11,082             29,628             15,268

INVESTING ACTIVITIES
   Acquisition of businesses                                      --                 (777)              --               (4,071)
   Purchases of property, plant and equipment                   (2,625)            (6,497)            (5,477)           (10,852)
   Proceeds from sale of businesses                                170                373                419                779
   Proceeds from sale of equipment                                  16                 26                 33                 50
   Proceeds from notes receivable                                 --                    1               --                    5
                                                               -------            -------            -------            -------

           Net cash used in investing activities                (2,439)            (6,874)            (5,025)           (14,089)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                   --                6,000              4,081             13,000
   Principal payments on long-term debt                        (19,736)           (10,177)           (26,805)           (14,177)
   Proceeds, net of cancellations, from issuance of
     common stock                                                  672                 72                647                769
   Loan to ESOP                                                   (266)              (243)              (266)              (566)
   Principal payments received from loan to ESOP                   529                458                529                458
   Dividends paid on common stock                                 (544)              (538)            (1,084)            (1,076)
                                                               -------            -------            -------            -------

           Net cash used in financing activities               (19,345)            (4,428)           (22,898)            (1,592)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (811)               220             (1,541)               413
                                                               -------            -------            -------            -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (5,096)              --                  164               --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,260               --                 --                 --
                                                               -------            -------            -------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    164            $     -            $   164            $     -
                                                               =======            =======            =======            =======

See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 2, 1997
                                   (Unaudited)


1.       GENERAL

         The accompanying unaudited consolidated financial statements have been condensed in certain respects and should, therefore, be read in conjunction with the consolidated financial statements and related notes thereto, contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended February 1, 1997.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly
         the financial position of the Company as of   August 2, 1997, and the
         results of operations and cash flows for the three and six months ended August 2, 1997 and August 3, 1996. Results of the Company's operations for the three and six months ended August 2, 1997 are not necessarily indicative of the results to be expected for the full year.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share for the three and six months ended August 2, 1997 of $0.02 and $0.04 per share, respectively. The impact is expected to result in an increase in basic earnings per share for the three and six months ended August 3, 1996 of $0.01 and $0.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

2.       INVENTORIES

         Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                    August 2,      February 1,
         In thousands                                1997             1997
         --------------------------------------------------------------------
         Raw materials and purchased parts          $24,460          $22,841
         Work-in-process                             10,340           14,121
         Finished goods                              19,751           21,649
                                                    -------          -------
                                                    $54,551          $58,611
                                                    =======          =======

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 2, 1997
                                   (Unaudited)

3.       INTANGIBLES

         Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                                      August 2,         February 1,
         In thousands                                   1997                1997
         ---------------------------------------------------------------------------
           Goodwill                                   $41,128            $42,016
           Other intangible assets                     30,504             32,624
                                                      -------            -------
                                                      $71,632            $74,640
                                                      =======            =======


4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                                            August 2,           February 1,
         In thousands                                          1997                1997
         --------------------------------------------------------------------------------
         Loans under bank credit agreements
            due through fiscal year 2000                     $147,000            $169,000
         Industrial Revenue Bonds                               6,175               6,775
         Other                                                  2,043               2,209
                                                             --------            --------
         Total long-term debt                                 155,218             177,984
         Less current portion                                   1,002               1,001
                                                             --------            --------

         Due after one year                                  $154,216            $176,983
                                                             ========            ========

         Effective March 27, 1997, the Company amended and restated its Credit Agreement to increase the aggregate principal amount from $200.0 million to $250.0 million.

         For the three and six months ended August 2, 1997, the weighted average interest rate on the loans under bank credit agreements was 6.7% and 6.6%, respectively.

         Interest paid for the three and six months ended August 2, 1997 was
         $2.7 million and $5.0 million, respectively.   Interest  paid for the
         three and six months ended August 3, 1996 was $0.5 million and $1.3 million, respectively.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 2, 1997
                                   (Unaudited)

5.       INCOME TAXES

         The Company's effective tax rate for the three and six months ended August 2, 1997 was 28.9% and 31.5%, respectively, as compared with 34.0% for the same periods in the prior year. The lower effective tax rate was primarily due to increases in research and experimental credits and foreign tax credits.

         Income taxes paid for the three and six months ended August 2, 1997 were $2.7 million and $2.2 million, respectively. Income taxes paid for the three and six months ended August 3, 1996 were $1.1 million and $1.6 million, respectively.


6.       CONTINGENCIES

         At August 2, 1997, the Company had approximately $1.4 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized gains from hedging activities were not material as of August 2, 1997.

         At August 2, 1997, the Company is obligated under irrevocable letters of credit totaling $8.5 million.

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

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 2, 1997
                                  (Unaudited)
6.       CONTINGENCIES (CONTINUED)

         As of August 2, 1997 the Company's reserves for environmental matters totaled approximately $1.6 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including the following "superfund" waste disposal sites:
         Solvents Recovery Service of New England in Southington, Connecticut; Gallup's Quarry in Plainfield, Connecticut; Davis Liquid Waste and Picillo in Coventry, Rhode Island; Malvern in Malvern, Pennsylvania; and Granville in Granville, Ohio. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its environmental reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales for the second quarter and six months year to date, 1997 rose 23% to $118.7 million and 25% to $238.3 million, respectively, over the same periods of the prior year. Medex, having been acquired on January 2, 1997, recorded sales of $24.5 and $49.8 million during the same periods.

Exclusive of the Medex acquisition, and several product line divestitures, sales increased in the second quarter over the prior year as the Company has benefited from continued strength in certain industrial markets. The rate of expansion however, slowed from the first quarter. Sales to the aerospace, medical devices OEM, heavy duty truck, and general industrial markets were particularly strong during the quarter compared to the same period of last year. Partially offsetting this is the general softness in the semiconductor equipment market, as well as a shortfall in chemical and industrial processing markets that are the result of major projects included in last year's sales that were not repeated this year. Sales for the Company's European operations for the quarter and the six months, excluding Medex, were down 13% and 10%, respectively, over the same periods of the prior year. However, after removing the unfavorable effect of foreign currency exchange rate changes, sales for the three and six month periods were unchanged and up 3%, over the same periods of last year.

Gross profit as a percentage of sales for the three and six months ended August 2, 1997 was up 5.4% and 4.7%, respectively, from the same periods of the prior year to 32.4% and 32.2%. This continues to be the result of both higher margins earned by Medex, which were 44.6% and 44.8% for the three and six month periods and domestic productivity improvements. Exclusive of Medex, gross margins in the second quarter increased from the second quarter last year by 2.2% to 29.3%. This represents an 0.8% increase over the comparable first quarter margins. The current quarter benefited from improved yields resulting in reduced material costs compared to the same period of the prior year. Compared to the first quarter, the operating leverage effect of favorable domestic manufacturing costs, and continued productivity and process improvements were enough to offset the impact of higher manufacturing costs experienced in Europe, in part due to seasonal softness in sales and a shift in product mix.

Selling, general and administrative expenses as a percentage of sales were 24.1% and 23.8% for both the quarter and six months year to date, up from 21.1% for both the same periods a year ago. The increase in operating expenses as a percentage of sales from last year is primarily the result of the Medex addition, at 29.8% and 30.6% for the three and six months ended August 2, 1997. After removing the effect of acquisitions and divestitures, these same operating expenses were 22.7% and 21.9%, for both the three and six months ended August 2, 1997, up from 21.4% for both the same periods a year ago. The increase in selling, general and administrative expense in terms of dollars from last year was primarily the result of the settlement of product warranty litigation and higher performance based incentive compensation, partially offset by lower costs for professional fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Other income and expense net, for the three and six months ended August 2, 1997 reflected a decrease from the same periods the prior year due to foreign currency exchange losses related to Medex operations.

Interest expense for the three and six months ended August 2, 1997 increased significantly from the same periods of the prior year. This increase is due in
full to the debt incurred for the acquisition of Medex.   Interest expense for
the three months ended August 2, 1997 reflects a 4.7% decrease over the previous quarter ended May 3, 1997 due to the repayment of principal.

Pretax results of operations for the three and six months ended August 2, 1997 improved 25% and 16%, respectively, compared to the same periods last year. Net of acquisitions and divestitures, pretax results of operations were up 18% and 14%, respectively, for the three and six months ended August 2, 1997. The improvement generally reflected higher sales, improved margins and continued productivity improvements, which were somewhat offset by higher material costs in Europe and higher operating and interest expenses.

The Company's effective tax rate for the three and six months ended August 2, 1997 was 28.9% and 31.5%, respectively, compared with 34.0% in the same periods last year. The lower effective tax rate was primarily due to increases in research and experimental credits and foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at August 2, 1997. The ratio of current assets to current liabilities was 2.1 to 1.0, down slightly from the beginning of the year. Net working capital decreased $5.4 million from the end of the prior year to a total of $73.5 million. Cash provided by operations for the three and six months ended August 2, 1997 was $17.5 million and $29.6 million, respectively, compared with $11.1 million and $15.3 million, provided in the same periods of the prior year. Inclusive of the Medex acquisition, accounts receivable decreased $2.1 million, inventories decreased $4.1 million, income taxes payable increased $2.8 million and accounts payable and accrued liabilities decreased $1.3 million from the prior year end. Capital expenditures totaled $5.5 million and were primarily for renovating existing facilities, leasehold improvements, or replacement of existing equipment in addition to implementation of the operating systems to support the Company's structure.

Cash and cash equivalents increased $1.8 million, in addition to a decrease in long-term debt of $22.8 million which was a result of funds generated by operations. The Company's debt to equity ratio is currently 2.2 to 1.0, a decrease from 2.9 to 1.0 at the beginning of the period.

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

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it could require the utilization of the remaining $103.0 million available on its existing credit facility or financing from other sources.

CONTINGENCIES

For information regarding environmental matters and other contingencies, see note 6 to the Notes to Condensed Consolidated Financial Statements.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Except for the historical information contained in this report, certain matters discussed herein, including (without limitation) in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 2) in Part I, are forward looking statements. These statements involve risks and uncertainties, including (without limitation) the matters identified in that section and the following: the effect of economic and market conditions and raw material price increases; the impact of costs, insurance recoveries and governmental, judicial and other third party interpretations and determinations in connection with legal and environmental proceedings; and the impact of current or pending legislation and regulation.

                          PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

             Not applicable.

ITEM 2.      CHANGES IN SECURITIES.

             Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             The Annual Meeting of the Shareholders of the registrant was held on June 3, 1997. The following matters were voted upon and approved at the meeting:


                                                                  VOTES CAST
                                                    -------------------------------------                    BROKER
              MATTER                                  FOR          AGAINST       WITHHELD     ABSTENTIONS   NONVOTES
----------------------------------------            ---------     ---------     ---------      ---------   ---------
1.    Election of Class I Directors:

      Terrence A. Noonan                            8,104,959             -        39,807              -           -
      R. David Threshie                             8,109,032             -        35,734              -           -
      Bruce E. Ranck                                8,110,482             -        34,284              -           -

2.    Ratification of Appointment of
      Ernst & Young LLP as Independent
      Auditors for Fiscal Year Ending
      January 31, 1998                              7,681,593        13,186             -        449,987           -




ITEM 5.      OTHER INFORMATION.

             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)   Exhibits:


             10.1A*         Amendment 1997-1 to 1982 Stock Incentive Plan.

             10.3A*         Amendment 1997-1 to Supplemental Executive
                            Retirement Plan.

             10.7A*         Amendment 1997-1 to Deferred Compensation Plan.

             10.8A*         Amendment 1997-1 to EVA Incentive Compensation
                            Plan.

             10.11A Amendment 1997-1 to 1993 Non-Employee Directors' Stock Compensation Plan.

             10.12B*        Amendment 1997-1 to 1995 Stock Incentive Plan.

             11             Statement re:  Computation of Net Income Per Share

             27             Financial Data Schedule

             (b)   Reports on Form 8-K:

                   None

             __________

             *   A management contract or compensatory plan or arrangement

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FURON COMPANY

                                   REGISTRANT

            --------------------------------------------------------




/S/MONTY A. HOUDESHELL                       /S/DAVID L. MASCARIN
----------------------------------           ----------------------------------
Monty A. Houdeshell                          David L. Mascarin
Vice President, Chief Financial Officer      Controller
and Treasurer





September 2, 1997