Form 10-Q
period 1997-11-01
FURON CO
filed 1997-12-04
CIK 37755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 1, 1997


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8088


                                  FURON COMPANY
             (Exact name of registrant as specified in its charter)



California                                                     95-1947155
----------------------------                          -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or                                   Identification No.)
organization)

29982 Ivy Glenn Drive
Laguna Niguel, CA                                                   92677
---------------------------------------                        -----------
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


                                 Yes [X] No [ ]

     Number of shares of common stock outstanding as of December 2, 1997:
9,112,754 (18,225,508 shares after giving effect to the stock split described herein).

                                  FURON COMPANY




                                      INDEX

PART I - FINANCIAL INFORMATION
-------------------------------
                                                                              PAGE NO.
                                                                              --------
    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
                November 1, 1997 and February 1, 1997                             3

             Condensed Consolidated Statements of Income
                Three and nine months ended November 1, 1997 and
                November 2, 1996                                                  5

             Condensed Consolidated Statements of Cash Flows
                Three and nine months ended November 1, 1997
                and November 2, 1996                                              6

             Notes to Condensed Consolidated Financial Statements                 7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              11




PART II - OTHER INFORMATION                                                      14
---------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                             November 1,    February 1,
In thousands                                                    1997           1997
-------------------------------------------------------------------------------------------
ASSETS

Current assets:

        Cash and cash equivalents .....................      $    --         $    --

        Accounts receivable, less allowance for
        doubtful accounts of $1,742 at November 1, 1997
        and $2,093 at February 1, 1997 ................         74,670          72,315

        Inventories ...................................         57,078          58,611

        Deferred income taxes .........................         10,413          10,411

        Prepaid expenses and other current assets .....          5,320           5,389
                                                             ---------       ---------

Total current assets ..................................        147,481         146,726

Property, plant & equipment, at cost:

        Land ..........................................          7,080           7,096
        Buildings and leasehold improvements ..........         31,558          30,712
        Machinery and equipment .......................        159,857         152,998
                                                             ---------       ---------
                                                               198,495         190,806

        Less accumulated depreciation and amortization         (87,403)        (76,214)
                                                             ---------       ---------

Net property, plant and equipment .....................        111,092         114,592

Intangible assets, at cost less accumulated
amortization of $34,007 at November 1, 1997
and $29,971 at February 1, 1997 .......................         81,792          74,640

Other assets ..........................................          7,612           8,385
                                                             ---------       ---------

TOTAL ASSETS ..........................................      $ 347,977       $ 344,343
                                                             =========       =========


See accompanying notes.

                                 FURON COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                 November 1,     February 1,
In thousands, except share data                                     1997            1997
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Cash, less checks outstanding .......................      $     240       $   1,665

       Accounts payable ....................................         25,058          24,319

       Salaries, wages and related benefits payable ........         17,071          14,141

       Current portion of long-term debt ...................            916           1,001

       Facility rationalization and severance ..............          7,926          10,369

       Other current liabilities ...........................         20,143          16,407
                                                                  ---------       ---------

Total current liabilities ..................................         71,354          67,902

Long-term debt .............................................        158,273         176,983

Other long-term liabilities ................................         26,306          21,933

Deferred income taxes ......................................         16,008          16,181

Commitments and contingencies

Stockholders' equity:

       Preferred stock without par value, 2,000,000 shares
       authorized, none issued or outstanding ..............           --              --

       Common stock without par value, 15,000,000 shares
       authorized, 9,055,397 shares issued and outstanding
       at November 1, 1997 and 9,003,140 at February 1, 1997         39,665          38,787

       Foreign currency translation adjustment .............         (1,070)           (977)

       Unearned ESOP shares ................................         (3,316)         (3,224)

       Unearned compensation ...............................           (280)           (238)

       Additional pension liability ........................         (1,413)         (1,413)

       Retained earnings ...................................         42,450          28,409
                                                                  ---------       ---------

Total stockholders' equity .................................         76,036          61,344
                                                                  ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................      $ 347,977       $ 344,343
                                                                  =========       =========


See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                           Three months ended         Nine months ended
                                        -----------------------------------------------------
                                        November 1,   November 2,   November 1,   November 2,
In thousands, except per share amounts    1997          1996           1997         1996
---------------------------------------------------------------------------------------------
Net sales ..........................    $ 123,209     $  96,227     $ 361,554     $ 287,206

Cost of sales ......................       84,304        70,559       245,848       208,995
                                        ---------     ---------     ---------     ---------

Gross profit .......................       38,905        25,668       115,706        78,211

Selling, general and administrative
expenses ...........................       28,898        19,894        85,662        60,239

Other (income), expense ............         (813)         (955)       (1,622)       (2,918)

Interest expense ...................        2,842           585         8,796         1,939
                                        ---------     ---------     ---------     ---------

Income before income taxes .........        7,978         6,144        22,870        18,951

Provision for income taxes .........        2,513         2,089         7,204         6,443
                                        ---------     ---------     ---------     ---------

Net income .........................    $   5,465     $   4,055     $  15,666     $  12,508
                                        =========     =========     =========     =========


Net income per share of common stock    $    0.58     $    0.44     $    1.68     $    1.37
                                        =========     =========     =========     =========

Cash dividends per share ...........    $    0.06     $    0.06     $    0.18     $    0.18
                                        =========     =========     =========     =========



See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three months ended        Nine months ended
                                                     --------------------------------------------------
                                                     November 1,  November 2,  November 1,  November 2,
In thousands                                            1997         1996          1997       1996
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income ...................................    $  5,465     $  4,055     $ 15,666     $ 12,508
    Adjustments to reconcile net income to
     cash provided by operating activities:
       Depreciation ..............................       4,111        3,162       12,412        9,870
       Amortization ..............................       1,489          838        4,274        2,483
       Provision for losses on accounts
       receivable ................................         (64)        (155)          85          132
       Deferred income taxes .....................           4         (265)         (23)        (189)
       Loss on sale of assets ....................          37         --             45         --
    Working capital changes, net of
     acquisitions and disposals:
       Accounts receivable .......................      (5,190)        (866)      (3,044)       1,239
       Inventories ...............................        (237)       3,740        3,823          619
       Accounts payable and accrued liabilities ..       4,026       (2,552)       2,759       (4,202)
       Income taxes payable ......................        (525)         238        2,262        1,546
       Other current assets and liabilities,
       net .......................................         (43)       1,395         (290)       1,751
    Changes in other long-term operating
       assets and liabilities ....................         130         (352)         862       (1,251)
                                                      --------     --------     --------     --------

           Net cash provided by operating
           activities ............................       9,203        9,238       38,831       24,506

INVESTING ACTIVITIES
    Acquisition of businesses ....................     (11,100)        --        (11,100)      (4,071)
    Purchases of property, plant and equipment ...      (3,156)      (3,004)      (8,633)     (13,856)
    Proceeds from sale of businesses .............         395          275          814        1,054
    Proceeds from sale of equipment ..............         196        1,542          229        1,592
    Proceeds from notes receivable ...............        --            252         --            257
    Increase in notes receivable .................        --           (200)        --           (200)
                                                      --------     --------     --------     --------

           Net cash used in investing
           activities ............................     (13,665)      (1,135)     (18,690)     (15,224)

FINANCING ACTIVITIES
    Proceeds from long-term debt .................      15,077         --         19,158       13,000
    Principal payments on long-term debt .........     (11,168)      (4,135)     (37,973)     (18,312)
    Proceeds, net of cancellations, from
    issuance of common stock .....................         (35)         457          612        1,226
    Loan to ESOP .................................        (355)        --           (621)        (566)
    Principal payments received from loan to
    ESOP .........................................        --           --            529          458
    Dividends paid on common stock ...............        (541)        (538)      (1,625)      (1,614)
                                                      --------     --------     --------     --------

           Net cash provided by (used in)
           financing activities ..................       2,978       (4,216)     (19,920)      (5,808)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........       1,320          (15)        (221)         398
                                                      --------     --------     --------     --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..        (164)       3,872         --          3,872

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD ...........................................         164         --           --           --
                                                      --------     --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......    $   --       $  3,872     $   --       $  3,872
                                                      ========     ========     ========     ========

See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 1, 1997
                                   (Unaudited)


1.      GENERAL

        The accompanying unaudited consolidated financial statements have been condensed in certain respects and should, therefore, be read in conjunction with the consolidated financial statements and related notes thereto, contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended February 1, 1997.

        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of November 1, 1997, and the results of operations and cash flows for the three and nine months ended November 1, 1997 and November 2, 1996. Results of the Company's operations for the three and nine months ended November 1, 1997 are not necessarily indicative of the results to be expected for the full year.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share for the three and nine months ended November 1, 1997 of $.03 and $.07 per share, respectively. The impact is expected to result in an increase in basic earnings per share for the three and nine months ended November 2, 1996 of $.02 and $.04 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

2.      INVENTORIES

        Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                    November 1,           February 1,
        In thousands                                   1997                 1997
        ------------------------------------------------------------------------------

          Raw materials and purchased parts          $26,419              $22,841
          Work-in-process                             12,580               14,121
          Finished goods                              18,079               21,649
                                                    --------              -------
                                                     $57,078              $58,611
                                                    ========              =======

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 1, 1997
                                   (Unaudited)

3.      INTANGIBLES

        Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                                         November 1,         February 1,
        In thousands                                         1997                1997
        -------------------------------------------------------------------------------

          Goodwill                                         $52,163              $42,016
          Other intangible assets                           29,629               32,624
                                                          --------              -------
                                                           $81,792              $74,640
                                                          ========              =======


4.      LONG-TERM DEBT

        Long-term debt is summarized as follows:

                                                         November 1,         February 1,
        In thousands                                         1997               1997
        --------------------------------------------------------------------------------
          Loans under bank credit agreements
             due through fiscal year 2000                     $151,000        $169,000
          Industrial Revenue Bonds                               6,175           6,775
          Other                                                  2,014           2,209
                                                              --------       ---------
          Total long-term debt                                 159,189         177,984
          Less current portion                                     916           1,001
                                                              --------       ---------

          Due after one year                                  $158,273        $176,983
                                                             =========        ========

        Effective March 27, 1997, the Company amended and restated its Credit Agreement to increase the aggregate credit facility from $200.0 million to $250.0 million.

        For the three and nine months ended November 1, 1997, the weighted average interest rate on the loans under the bank credit agreement was 6.6%.

        Interest paid for the three and nine months ended November 1, 1997 was $2.7 million and $7.7 million, respectively. Interest paid for the three and nine months ended November 2, 1996 was $0.6 million and $1.9 million, respectively.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 1, 1997
                                   (Unaudited)

5.      INCOME TAXES

        The Company's effective tax rate for the three and nine months ended November 1, 1997 was 31.5% as compared with 34.0% for the same periods in the prior year. The lower effective tax rate was primarily due to increases in research and experimental credits and foreign tax credits.

        Income taxes paid for the three and nine months ended November 1, 1997 were $2.5 million and $4.7 million, respectively. Income taxes paid for the three and nine months ended November 2, 1996 were $1.6 million and $3.2 million, respectively.


6.      CONTINGENCIES

        At November 1, 1997, the Company had approximately $2.2 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. Net unrealized losses from hedging activities were not material as of November 1, 1997.

        At November 1, 1997, the Company is obligated under irrevocable letters of credit totaling $8.5 million.

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

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                November 1, 1997
                                   (Unaudited)
6.      CONTINGENCIES (CONTINUED)

        As of November 1, 1997 the Company's reserves for environmental matters totaled approximately $1.7 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including the following "superfund" waste disposal sites: Solvents Recovery Service of New England in Southington, Connecticut; Gallup's Quarry in Plainfield, Connecticut; Davis Liquid Waste and Picillo in Coventry, Rhode Island; Malvern in Malvern, Pennsylvania; and Granville in Granville, Ohio. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its environmental reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

7.      SUBSEQUENT EVENT

        On November 20, 1997, the Company's Board of Directors approved a two-for-one stock split. As a result of this action, shareholders will receive, on or about December 16, 1997, one share of the Company's common stock for each full share of common stock outstanding to holders of record on December 2, 1997. Pro forma earnings per share, giving retroactive effect to the two-for-one split, are $0.29 and $0.84 for the three and nine months ended November 1, 1997, respectively and $0.22 and $0.69 for the three and nine months ended November 2, 1996, respectively. Share and per share information contained elsewhere in this filing have not been adjusted to reflect the impact of the common stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated sales for the three and nine months ended November 1, 1997 rose 28% to $123.2 million and 26% to $361.6 million, respectively, over the same periods of the prior year. Comparing sales for the most recent quarter reflects a 4% increase over the previous quarter ended August 2, 1997. For the quarter and nine months ended November 1, 1997, Medex, having been acquired January 2, 1997, recorded sales of $24.6 and $74.3 million, respectively. For the current quarter, this represents a slight increase over the second quarter at $24.5 million, coming from improved European results.

In August, 1997 the Company acquired the product lines of Scientific Device Manufacturer, Inc. (SDM), based in San Rafael, California, and an affiliated company, AS Medical GmbH of Fraureuth, Germany. The combined companies currently have annualized sales of approximately $7 million and will operate as part of Furon's Medex subsidiary, which is headquartered in Columbus, Ohio. SDM and AS Medical manufacture a complete line of sheath introducers, catheters and related products for use in cardiology and anesthesia/intensive care.

Exclusive of the Medex acquisition, the Company has benefited from continued strength in specific industrial markets over the prior year. Consistent with last quarter of the current year, sales to the aerospace, heavy duty truck, OEM medical devices, and general industrial markets were particularly strong during the third quarter compared to the same period of the prior year. Partially offsetting this was a shortfall in the chemical processing market that is the result of major offshore exploration projects included in last year's sales that were not repeated this year. Excluding Medex, sales for the three and nine months ended November 1, 1997 for the Company's European operations were down 8% and 9%, respectively, over the same periods of the prior year. However, after removing the unfavorable effect of foreign currency exchange rate changes, sales for the three and nine months ended November 1, 1997 were up 9% and 5%, respectively, over the same periods of the prior year.

Gross profit as a percentage of sales for the three and nine months ended November 1, 1997 was up 4.9% and 4.8%, respectively, from the same periods of the prior year to 31.6% and 32.0%, respectively. This continues to be the result of significantly higher margins earned by Medex, which were 44.7% and 44.8% for the three and nine months ended November 1, 1997. Gross profit as a percentage of sales for Medex on the current quarter, increased slightly from 44.6% in the second quarter. This was attributable to reduced material costs from the European operations. Exclusive of Medex, the current quarter benefited from improved yields resulting in reduced material usage and cost containment programs on increasing sales volumes compared to the same period of the prior year. Compared to the second quarter, overall gross margin was lower as a result of higher overhead due to performance based incentive compensation, reduced material yields and a shift in product mix to higher material content products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses as a percentage of sales were 23.5% and 23.7% for the three and nine months ended November 1, 1997, up from 20.7% and 21.0%, respectively, for the same periods a year ago. The increase in operating expenses as a percentage of sales from last year is primarily the result of the Medex addition, at 33.0% and 31.4% for the three and nine months ended November 1, 1997. After removing the effect of acquisitions and divestitures, these same operating expenses were 21.0% and 21.6%, for the three and nine months ended November 1, 1997, up slightly from 20.9% and 21.2%, respectively, for the same periods a year ago. The increase in selling, general and administrative expense in terms of dollars from last year was primarily the result of higher performance based incentive compensation, partially offset by lower sales commissions and travel costs.

Interest expense for the three and nine months ended November 1, 1997 increased significantly from the same periods of the prior year. This increase is due in full to the debt incurred for the acquisition of Medex. Interest expense for the three months ended November 1, 1997 reflects a 2.2% decrease over the previous quarter ended August 2, 1997 due to the repayment of principal.

Pretax results of operations for the three and nine months ended November 1, 1997 improved 29.9% and 20.7%, respectively, compared to the same periods last year. The improvement generally reflected higher sales, improved margins and continued productivity improvements, which were somewhat offset by higher material costs in Europe and higher operating and interest expenses. Net of acquisitions and divestitures, pretax results of operations were up 24.2% and 17.1%, respectively, for the three and nine months ended November 1, 1997.

The Company's effective tax rate for the three and nine months ended November 1, 1997 was 31.5%, compared with 34.0% in the same periods last year. The lower effective tax rate was primarily due to increases in research and experimental credits and foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at November 1, 1997. The ratio of current assets to current liabilities was 2.1 to 1.0, down slightly from the beginning of the year. Net working capital decreased $2.7 million from the beginning of the year to a total of $76.1 million. Cash provided by operations for the three and nine months ended November 1, 1997 was $9.2 million and $38.8 million, respectively, compared with $9.2 million and $24.5 million, respectively, provided in the same periods of the prior year. Investing activities included the acquisition of SDM and AS Medical. Capital expenditures for the nine months ended November 1, 1997 totaled $8.6 million and were primarily for renovating existing facilities, leasehold improvements and replacement of existing equipment. Cash and cash equivalents increased $1.4 million,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

in addition to a decrease in long-term debt of $18.8 million which was a result of funds generated by operations. The Company's debt to equity ratio is currently 2.1 to 1.0, a decrease from 2.9 to 1.0 at the beginning of the period.

The Company continues to believe that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and the principal and interest payments on its loans payable to banks. The Company continually evaluates its employment of capital resources including asset management and other sources of financing.

The Company continually reviews possible acquisitions and should the Company make a substantial acquisition, it would require the utilization of the remaining $99.0 million available on its existing credit facility or financing from other sources.

CONTINGENCIES

For information regarding environmental matters and other contingencies, see note 6 to the Notes to Condensed Consolidated Financial Statements.

While the Year 2000 considerations are not expected to materially impact Furon's internal operations, it may have an effect on some of our customers and suppliers, and thus indirectly affect Furon. It is not possible to quantify the aggregate cost to Furon with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

Except for the historical information contained in this report, certain matters discussed herein, including (without limitation) in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 2) in Part I, are forward looking statements. These statements involve risks and uncertainties, including (without limitation) the matters identified in that section and the following: the effect of economic and market conditions and raw material price increases; the impact of costs, insurance recoveries and governmental, judicial and other third party interpretations and determinations in connection with legal and environmental proceedings; potential Year 2000 considerations; and the impact of current or pending legislation and regulation.

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



                                  FURON COMPANY

                                   REGISTRANT
                      -----------------------------------



/S/MONTY A. HOUDESHELL                      /S/DAVID L. MASCARIN
---------------------------------------     ------------------------------
Monty A. Houdeshell                         David L. Mascarin
Vice President, Chief Financial Officer     Controller
  and Treasurer









December 4, 1997