Form 10-K405
period 1998-01-31
FURON CO
filed 1998-04-09
CIK 37755

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-8088

                                 FURON COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     95-1947155
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

            29982 IVY GLENN DRIVE,                                 92677
              LAGUNA NIGUEL, CA                                   ZIP CODE
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $432.5 million and the number of outstanding shares of Common Stock of the registrant was 18,279,605.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders (to be held on June 2, 1998) have been incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Furon Company ("Furon" or "the Company"), founded in 1955 and incorporated in California in 1957, is a leading designer, developer and manufacturer of highly engineered products made primarily from specially formulated high performance polymer materials. Furon's products are used in a wide range of applications primarily by original equipment manufacturers ("OEMs") in industrial markets and by end-users in healthcare markets. The Company focuses on niche markets and applications for which it can provide its customers application-specific product solutions based on the Company's polymer based materials technology, engineering expertise and production technology. In January 1997, as part of its strategy to leverage its materials and manufacturing technology expertise into other attractive market segments, the Company acquired Medex, Inc. ("Medex"), a producer of polymer based medical device products.

     Previously the Company operated and reported under a single segment. Subsequent to the acquisition of Medex, and the determination of management, the Company currently operates under an additional segment.

     The Company's products are segmented into two broad categories: industrial products and medical device products.

INDUSTRIAL PRODUCTS

     The Company's industrial products (approximately 78% of net sales for the year ended January 31, 1998) consist of highly engineered polymer components used in a broad range of industrial applications. The Company's industrial products are sold primarily through the Company's sales force to OEM and industrial aftermarket equipment and maintenance providers in the industrial equipment, transportation, electronics and process industries markets. Some of Furon's largest customers for industrial products are The Boeing Company, Coca-Cola Company and Navistar International Corporation. A majority of Furon's industrial products are designed in collaboration with its OEM customers for specific applications to satisfy increasingly demanding performance standards and criteria, including strength, durability, conductivity, lubricity, temperature tolerance, chemical resistance and weight. As such, many of Furon's application-specific products are an integral part of the customers' equipment and systems, yet represent only a small portion of the customers' total product cost. Additionally, many of the Company's products are developed using proprietary polymer materials and production processes which serve as key competitive advantages for the Company. Over the past several years, the Company has placed increased emphasis on the development of new products. Furon's net sales of new industrial products introduced in the last five years as a percentage of net sales have increased from an estimated 15% in fiscal 1996 to 23.4% in fiscal 1998. The Company defines a "new product" as one that has been introduced into the market and either uses new material, is substantially different from an existing product based on performance levels or satisfies new markets or applications for current products that require different specifications or standards. The Company's industrial products include highly engineered seals and bearings; fluid handling components; tapes, films and coated fabrics; hose and tubing; wire and cable; and plastic formed components. For the year ended January 31, 1998, no single customer represented more than 4% of the Company's net sales of industrial products.

MEDICAL DEVICE PRODUCTS

     The Company's medical device products (approximately 22% of net sales for the year ended January 31, 1998) consist of a broad range of polymer based critical care products and infusion systems for medical and surgical applications. These products are made from many of the same polymer materials as Furon's industrial products and require design and engineering expertise. The Company's medical device products are used in the diagnosis and treatment of patients in hospitals and alternate site healthcare facilities. More than 75% of the Company's net sales of medical device products are derived from single-patient use products. These products are sold to numerous end-users through a dedicated medical sales force of over 42 professionals supplemented by the sales forces of authorized distributors such as Allegiance Corporation, General Medical Systems, Inc. and Owens & Minor. The Company's medical device products include syringe pumps, intravenous sets for fluid and drug delivery, transducer kits for pressure monitoring and various devices used in the catheterization laboratory. For the year ended January 31, 1998, no single customer represented more than 10% of the Company's net sales of medical device products.

     Medical devices include a broad range of products used in the diagnosis and treatment of patients receiving care in hospitals and alternate site healthcare facilities. There are several healthcare industry trends that have increased the overall demand for medical devices. These trends include the aging of the United States population, resulting in heightened healthcare and medical device product expenditures, an increased concern over the spread of infectious diseases, resulting in increased demand for single-patient use disposable medical products and a shift toward less invasive surgical procedures.

COMPETITIVE STRENGTHS

     The Company believes it benefits from the following competitive strengths, which have enabled it to increase sales to both existing and new customers and to develop new products.

DESIGN, DEVELOPMENT AND PRODUCTION EXPERTISE

     Furon's demonstrated expertise in three key areas -- materials technology, application engineering and production technology -- facilitates its development of high performance application-specific products for its customers. This expertise enables Furon to design, develop and manufacture polymer based industrial products which meet its customers' critical performance standards, including strength, durability, conductivity, lubricity, temperature tolerance, chemical resistance and weight. Furon's leadership and expertise is based on its highly experienced and skilled design and development staff of over 160 material scientists and engineers and its development of specialized equipment and processing for the design and production of polymer based materials and components. With respect to industrial markets, the Company develops polymer based materials and products to satisfy its customers' new application requirements and to provide its customers with superior alternatives to existing metallic and common polymer products. In the medical device products market, the Company applies its technical expertise to produce high quality products and to enhance its market position.

STRONG RELATIONSHIPS WITH OEM CUSTOMERS

     The Company has established long-term relationships with many of its OEM customers as a result of providing reliable, high quality products and its collaborative efforts to design and develop application-specific products. By working closely with its OEM customers during the design and development stages of a product, Furon has been able to apply its materials technology and engineering expertise to manufacture application-specific products which meet its customers' performance specifications. A majority of the Company's industrial product sales are from products specially engineered in collaboration with its customers. This application-specific product relationship provides the Company with recurring product sales as many of Furon's products have been technically certified as the exclusive component or accessory by its OEM customers for their products. Additionally, the Company believes that its practice of working closely with its customers on the design and manufacture of their products has enabled Furon to achieve a competitive position from which it can identify and realize future application-specific product sales.

DIVERSE MARKETS, CUSTOMER BASE AND PRODUCTS

     The Company provides a broad range of products to a multitude of customers across a wide range of industry sectors. The Company broadly categorizes the industry sectors it serves into five principal markets, including industrial equipment (24% of net sales for the year ended January 31, 1998), transportation (24%), healthcare (22%), electronics equipment (17%), and process industries (13%). Furon believes it is the only manufacturer of highly engineered polymer products serving such a broad market. For the year ended January 31, 1998, no single customer accounted for more than 2.5% of the Company's total net sales. International sales, predominantly European, accounted for approximately 25.5% of total net sales for the year ended January 31, 1998. The diversity of markets, customers and products provide Furon with a strong base from which to increase sales to existing and new customers while minimizing its dependence on any particular market, customer or product.

BUSINESS STRATEGY

     The Company's strategic objective is to further enhance its position as a leading designer, developer and manufacturer of highly engineered polymer products for the industrial and healthcare markets. The Company plans to achieve this objective through the continued implementation of the following core strategies:

FOCUS ON HIGHLY ENGINEERED, APPLICATION-SPECIFIC INDUSTRIAL PRODUCTS

     The Company will continue to employ its design, development and production expertise to create value-added application-specific products for existing and new customers.

EXPAND MEDICAL DEVICE BUSINESS

     The Company is focused on the medical device industry. The Company intends to pursue opportunities in the growing medical device market through acquisitions, joint ventures and strategic alliances and by leveraging its polymer applications expertise. Furon plans to build upon Medex's market presence and domestic and European sales and distribution channels.

LEVERAGE CUSTOMER RELATIONSHIPS

     The Company will continue to focus on leveraging its polymer materials expertise and its strong relationships with key strategic customers to market and sell a broader portfolio of polymer based products. The Company's sales and marketing organization has expertise in a wide range of product areas and applications and, as a result, is skilled at identifying new product opportunities, maintaining key customer relationships and directing product and materials technical expertise.

ENHANCE PRODUCTIVITY AND PURSUE COST SAVINGS

     Furon will continue to focus on improving the productivity of its manufacturing processes and enhancing the quality and performance features of its products, while controlling operating costs through ongoing cost containment programs. The Company strives to improve its productivity by reducing cycle times, increasing employee productivity and involvement and investing in new, more efficient manufacturing processes. Furon has an ongoing focus on improving the quality and performance features of its products through the efforts of its quality assurance and research and development personnel.

INCREASE PENETRATION OF INTERNATIONAL MARKETS

     The Company intends to expand its international marketing and manufacturing presence (primarily in Europe) to better serve the expanding foreign operations of its existing multinational OEM customers. Furon also views international expansion as a means to obtain new customers in existing international markets and to enter new markets. The Company has increased its medical device sales channels internationally through its acquisition of Medex and, more recently, Scientific Device Manufacturers, Inc. ("SDM") and AS Medical GmbH ("AS"). The Company has increased its international net sales from approximately 21.5% of fiscal 1995 net sales to approximately 25.5% of net sales for the year ended January 31, 1998.

SELECTIVELY PURSUE STRATEGIC ACQUISITIONS

     The Company intends to selectively pursue strategic acquisitions, joint ventures and alliances. Potential acquisitions will be evaluated based on their ability, among other things, to (i) complement existing businesses and further expand product lines, particularly in the healthcare market; (ii) enhance the Company's leadership position in materials and production technology and application engineering; (iii) enhance and broaden distribution channels; or
(iv) increase the Company's international presence.

INDUSTRIAL BUSINESS

  Industry Overview

     Engineered polymers are used in a wide range of products across numerous industries, including: (i) industrial equipment, (ii) transportation, (iii) electronics, and (iv) process industries. Engineered polymers provide certain unique performance characteristics relative to competing materials (such as metals and common polymers) that are critical to end-users including strength, durability, conductivity, lubricity, temperature tolerance, chemical resistance and weight. Typical industrial applications include high performance seals used in commercial aircraft engines, non-metallic bearings used in industrial equipment and consumer appliances, fluid handling systems used in the semiconductor industry and films used in circuit boards.

     Engineered polymers are increasingly being used in new industrial applications to replace other polymer products and metal, as OEMs desire improved performance characteristics which lengthen product life, simplify product design and manufacture and lower product cost and weight. Additional industry growth is expected to be generated by an increased usage of engineered polymers in international markets. The Company believes that the international market for polymer products will grow as a result of two perceived trends: continued global expansion by U.S. based OEMs that use engineered polymer components in their products and increased demand for engineered polymer products by a greater number of international based OEMs.

DESCRIPTION OF POLYMERS

     A polymer consists of chains of chemicals, called monomers, that combine or polymerize (normally with help from a catalyst) to form large molecular structures. Polymers are very versatile materials. They can be cast into molds to create intricate structures, extruded through a spinneret to make fibers, blended with liquids including water to make coatings, adhesives and thickeners and generally bonded to other materials or each other with adhesives. As a result, polymers have replaced and continue to replace natural products, such as metal, wood, paper, cotton and glass in a broad range of applications. Moreover, substitution is not driven primarily by cost, but by the increasing desirability of polymers based on their versatility and performance characteristics. Types of polymers utilized by the Company include:

THERMOPLASTICS

     Thermoplastics are the most common synthetic polymers. They are relatively inexpensive, light and durable, but not particularly strong. Thermoplastics can be melted at relatively low temperatures and recrystallized, thus making them recyclable. They are used in structural applications where exposure to high stresses and heat are concerns. Common thermoplastics include polyethylene, polypropylene, polystyrene, polyvinyl chloride and most polyester.

THERMOSETS

     Thermosets polymerize at relatively high temperatures, normally through mixing with an initiation compound. They cannot be remelted or recycled. During polymerization they are cross-linked, a process that increases their strength and durability relative to thermoplastics. They are generally stronger, more heat resistant and more difficult to process than thermoplastics. Common thermosets include epoxies, most polyurethanes, unsaturated polyester, melamine and phenolics.

ENGINEERED POLYMERS

     Engineered polymers can be thermoplastics or thermosets, but are separately classified because they are uniquely designed to replace metal, ceramic, glass, stone or wood in high-performance applications. Some of the better known engineered polymers are polycarbonate, polytetrafluoroethylene ("PTFE"), polysulfone, polyphenyelene sulfide, nylons, polybutylene terephthalate, acrylonitrile-butadiene-styrene and liquid crystal polymers.

ELASTOMERS

     Elastomers are polymers that by virtue of their molecular structure are highly flexible, yet retain their shape and structure. Some common elastomers are polyisoprene (natural rubber), polybutadiene and polyisobutylene.

SILICONES

     Silicones are a separate class of polymers that are silicon based, rather than carbon based. This composition makes them more stable than most polymers, as well as resistant to heat and oxygen.

     Thermoplastics, thermosets and engineered polymers are collectively referred to, in general, as plastics. Most of the products sold by the Company are made from plastics, primarily engineered polymers.

MARKETS

     The Company focuses on developing high performance engineered polymer products for its customers and target markets. This focus requires Furon to use its design, development and production expertise to meet new product and application requirements. Furon's industrial business focuses on the following four key markets: (i) industrial equipment, (ii) transportation, (iii) electronics, and (iv) process industries. A brief description of the four primary markets served by Furon's industrial business, as well as the principal products supplied to each of those markets follows:

INDUSTRIAL EQUIPMENT

     Manufacturers of diverse equipment such as hydraulic and pneumatic equipment, appliances and metal finishing equipment and food, beverage and refrigeration equipment are users of Furon's products in the industrial equipment industry. Product lines used by this customer group include: specialty thermoplastic hoses and tubing used in beverage dispersing equipment; PTFE coated fabric belting used in food processing applications to resist heat, abrasion and oil penetration; and precision polymer based components used in compressors, appliances and various other industrial equipment applications.

TRANSPORTATION

     Producers and operators of medium and heavy duty trucks, off-road vehicles, construction and agricultural equipment, commercial and military aircraft and space vehicles are the primary users of the Company's products in the transportation industry. Furon offers these customers numerous product lines, including: medium and high pressure hoses designed to endure severe torsion, high abrasion and low temperatures; and engineered polymer bearings that provide advantages such as increased wear tolerance, chemical resistance and wide temperature tolerance and are used in applications such as gas turbine engines and aircraft hydraulic systems.

ELECTRONICS

     Furon's products in the electronics industry are used in semiconductor manufacturing, scientific instrumentation and diagnostic equipment. Furon's reputation in this market is based on its proficiency in designing, developing and manufacturing fluid handling products such as pumps, valves, fittings and tubing that assure consistent flow and precise metering of ultrapure or highly corrosive fluids essential in the production of integrated circuits. Other product lines offered to this customer group include: large thermoformed components that serve as enclosures for equipment ranging from instrumentation and testing machinery to mainframe computers, silicone rubber specialty fabrics and high performance pressure sensitive tapes used in circuit boards.

PROCESS INDUSTRIES

     Producers of pulp and paper, oil and gas companies, chemical producers and operators of electric power generators are the primary users of the Company's products in the process industries. These industries share the common need for instrumentation and control systems in their transfer of fluids and gases. Product lines used by this customer group include: heated hoses used in equipment that monitors and controls airborne emissions, spring energized seals used to prevent fugitive emissions of harmful liquids and gases into the atmosphere, instrumentation and control cables that carry critical electronic communication signals from harsh process environments into control rooms, and high pressure hose bundles used on offshore drilling platforms to control equipment on the ocean floor.

PRODUCTS

     Furon conducts its industrial operations through strategic business units ("SBUs"), which are supported by centrally coordinated marketing and manufacturing and are organized around the Company's major product families. The six primary product families are (i) seals and bearings; (ii) fluid handling components; (iii) tapes, films and coated fabrics; (iv) hose and tubing; (v) wire and cable; and (vi) plastic components.

SEALS AND BEARINGS

     This product family consists of three distinct product groups -- seals, bearings and other fluoropolymer components. All are characterized by being either highly engineered or composed of proprietary polymer materials.

     Seals. The Company's Omniseal(R) seal is a spring actuated, pressure assisted sealing device consisting of a high performance polymer jacket (or cover) partially encapsulating a corrosion resistant metal spring energizer. Standard and special Omniseal seals are used in all types of fluid power and fluid handling devices. Omniseal seals have been applied to almost every type of gas or liquid handling component which normally would use O-Rings, V-Rings, U-Cups, packings or crush gaskets.

     Other seal product lines include Dynalip(R) PTFE radial lip seals, rotary shaft seals, anti-blowout seals, Advanced Pitch Spring(TM) seals, omnigaskets, bi-directional seals and hydraulic and pneumatic seals.

     Bearings. Bearings are subdivided into three distinct product markets: (i) rotary (which includes appliance, automotive, office equipment and truck applications); (ii) linear (which includes machine tools, printers and structural applications); and (iii) thrust bearings (which includes machine tools and equipment, automotive and aerospace applications). The Company offers product lines in each of these markets.

     The Company's Rulon(R) and Dixon(R) CJ bearings utilize custom proprietary compounds of fluoropolymers. They exhibit very little friction at low speeds and at high loads compared to most other materials. Rulon and Dixon CJ bearings are self-lubricating and are designed to meet the critical parameters of their intended application including bearing load, speed, environment, mating surface and duty cycle.

     The Company also produces the Meldin(R) family of polyamide plastics for structured and nonlubricated bearing applications in extreme temperature environments up to 900 degrees fahrenheit. Other components include sleeve bearings, liner bearings, Rulon FCJ bearings for oscillatory applications and Dixon CW/CWW thrust bearings.

     Components. The market for engineered polymer components includes insulators for power insulation and telecommunications; valve seals for industrial processing and refrigeration; and diaphragms, grommets, bushings and bonded products for aerospace, semiconductor, electronics, construction and food processing markets. Furon also supplies basic molded shapes to customers who convert the shape into a finished component.

FLUID HANDLING COMPONENTS

     This product family primarily serves the fluid handling requirements of the semiconductor fabrication industry. The installed base of this product line has grown rapidly since the introduction of several new products in 1994. Furon's fluid handling products feature high purity fluoropolymer pumps, valves, fittings and tubing. These high performance components combine to create complete systems that protect sensitive media from contaminants and withstand highly corrosive materials.

     Pumps. Chempure(TM) fluid handling pumps have an air operated double diaphragm design, require no lubrication, and are available in varying capacities and manifold types.

     Valves, Fittings and Tubings. ChemAlert(TM) and its related family of fluid handling components are used in the semiconductor industries and feature critical characteristics, including fiberoptic and remote leak detection, dual containment, cycle count and a variety of available fittings.

     Furon Flare Grip(R) PFA fittings and Grab Seal(TM) compression fittings are specially designed for reliability in critical applications including the handling of aggressive chemicals or the transfer of inert and ultrapure fluids and can withstand temperature cycling. Featuring a simple two piece design, these products are made from high purity fully fluorinated fluoropolymer materials.

TAPES, FILMS AND COATED FABRICS

     This product family consists of a number of discrete product lines including: (i) pressure sensitive adhesive tape and fluoropolymer films; (ii) coated substrates such as release liners, imprintable face sheets, hardcoats and custom coated products; (iii) coated fabrics including fluoropolymer and silicone rubber coated fabrics; and (iv) non-coated silicone rubber sheet and related products.

     Tapes. In the industrial niche in which Furon participates, tape products are more specialized, allowing for competition on small batch product runs where material science and applications engineering yielding a custom tape solution are appropriate.

     The Company's Temp-R-Tape(R) polyester tapes provide electrical properties and high dielectric strength for use in the electrical market in the manufacture of coil, transformer and capacitor wrapping. The Temp-R-Tape polyimide family provides high conformability solvent resistance and a tough and flexible construction for electrically insulating capacitors and coils. Platers, hot air leveling, polyimide, wave solder protection and fume tapes are specially formulated and designed to withstand the harsh environments associated with printed circuit fabrication. Polycohr(TM) tapes made with OHMW polyolefin provide anti-sticking and abrasion resistance for use on guide rails, bearings, nosebars and chutes in the packaging and food processing industries. Strip-N-Stick(TM) tapes are composites of COHRlastic(R) silicone rubber with a variety of adhesives for high and low temperature product applications, gasketing, thermal insulation and vibration damping.

     Films and Coated Fabrics. The Company competes in this coated substrate market on the basis of its proprietary compounding technology, thin gauge film capabilities, ultraviolet and thermal capabilities and the availability of multiple chemistries.

     Fluorglas(R) fabrics are woven fiberglass coated primarily with PTFE fluorocarbon resins and are designed to operate in demanding temperature and chemical environments, making them ideally suited for a wide variety of industries including packaging, aerospace, electronics, petroleum processing and graphic arts.

     Fluorglas II PTFE/glass is a specialty fabric designed to provide an impermeable vapor barrier in harsh gaseous environments. Porous PTFE/glass is designed for airflow, outgassing and resin bleed-through. Conductive PTFE/glass is specially coated to offer conductivity, enabling this fabric to be grounded to eliminate static electricity during operation.

     COHRlastic is the trade name for Furon's family of high performance silicone rubber products. Flexible and resilient, it has a unique chemical structure which gives it a high temperature stability and general inertness unavailable in any other elastomer. As a result, COHRlastic silicone rubber works in applications where most other materials cannot be used. COHRlastic silicone rubber is odorless, tasteless and non-toxic. It contains no acid producing chemicals and therefore is non-corrosive and non-staining. Silicone rubber has excellent weatherability because it is unaffected by sunlight, ozone or extremely moist or dry conditions. It will not support the growth of fungus. The service life of COHRlastic silicone rubber in room temperature applications is virtually unlimited. Applications include press pads, belting and gasketing.

HOSE AND TUBING

     Furon participates in the thermoplastic hose and fluoropolymer tubing market. Furon's thermoplastic hose is sold into the markets defined by hydraulic hose (used in oil exploration, off-highway vehicles, airless spray applications and industrial equipment), beverage tubing, truck hose and specialty applications.

     Hose. The Company makes a wide variety of Synflex(R) hose and hose systems for highly specialized applications including: high pressure hose bundles and offshore bundles for seismic oil exploration and blowout prevention control, underground drilling and operating overhead booms; beverage hose, manufactured entirely of United States Food and Drug Administration ("FDA") approved materials and widely used throughout the beverage industry with one version made expressly for Coca-Cola USA; pure water hose, made from materials approved for food products by the FDA, for carrying distilled or potable water and other quality sensitive fluids; paint spray hose for low pressure air operated spray systems that are used by automobile manufacturers; airless/wireless paint spray hose that is specified by most major pump and delivery system manufacturers; weed spray hose for use in all weed spray control and horticultural spray applications; industrial/medical oxygen compatible hose; argon gas hose for welding; and nylon gas analyzer hose for measuring hydrocarbon emissions.

     Tubing. Synflex nylon air brake tubing and engineered air harness systems were pioneered by Furon to replace metal and wire braid rubber brake lines. Up to 75% lighter than metal tubing, it is made in non-reinforced single wall and multi-layer designs depending on size. It is also available in custom manufactured preassembled harnesses, incorporating any number of hoses and built to the specific requirements of individual OEMs.

     UltraTrace(TM) tubing is used for applications that require traceability, purity and chemical resistance and is manufactured from FDA approved fluoropolymers for use in the semiconductor, biotech, pharmaceutical, food and beverage and chemical process industries.

WIRE AND CABLE

     This product family is used primarily in the process industries. The broad line of products includes communications cable, thermocouple extension wires and instrument/control cables under the Dekoron(R), SR Heating Cables and Unitherm(R) brand names. As is the case with many Furon products, the wire and cable product family can include custom design features and can provide protection against harsh environments.

PLASTIC FORMED COMPONENTS

     This product family of thermoformed plastic and composite products is used primarily in the transportation marketplace with sales to commercial aircraft manufacturers. The products are also sold to electronics, instrumentation and medical device manufacturers. The primary manufacturing capabilities of the Company include vacuum, pressure and twin sheet forming, as well as machining, milling and table rolled composites. The primary applications of this product family include: (i) rigid foam ducts and panels; (ii) composite ducts, shrouds and covers; and (iii) self skinning, flexible foam shrouds, bezels and crash pads.

     The following chart summarizes the industrial business' markets and products:

                                               MARKETS

INDUSTRIAL EQUIPMENT      TRANSPORTATION            ELECTRONICS               PROCESS INDUSTRIES
Appliances                Aerospace and defense     Computers                 Chemical processing
Beverage equipment        Agriculture equipment     Detection equipment       (hydrocarbon)
Food processing           Automotive                Diagnostic equipment      Engineering and
Graphic arts              Commercial aircraft       Electronic assembly       consulting
Hydraulic & pneumatic     Construction equipment    Environmental             General construction
  equipment               Diesel engines            Instrumentation           Process controls/systems
Machine tools             Gas turbines              Office equipment          Pulp and paper
Packaging equipment       Marine                    Process controls/valves   Refineries
Paint equipment           Mass transportation       Semiconductors            Utilities
Refrigeration             Mobile equipment          Testing equipment
Sanitation equipment      Truck

                                               PRODUCTS

INDUSTRIAL EQUIPMENT      TRANSPORTATION            ELECTRONICS               PROCESS INDUSTRIES
Bearings                  Bearings                  Custom extrusions         Bearings
Bundles                   Hose                      Custom moldings           Fluid handling
Coated fabrics            Plastic fabrications      Fluid handling            components
Custom extrusions         Seals                     components                Fluoropolymer
Custom moldings           Silicone products         Fluoropolymer             components
Fluoropolymer             Tape                      components                Hose
  components              Truck tubing              Plastic fabrications      Roll covers
Hose                                                Seals                     Seals
Plastic fabrications                                Silicone components       SR heating cables
Seals                                               Tapes                     Trace products
Tape                                                Tubing                    Tubing
Tubing                                              Wire and cable            Valve shields
                                                                              Wire and cable

SALES AND MARKETING

     Furon's overall sales and marketing goal is to have each customer include Company manufactured, highly engineered components as part of its product specifications. Furon has focused on expanding its portfolio of application-specific industrial products and integrating product development activities with the front-end engineering performed by or for its customers. The Company believes that as a result of these efforts, a majority of Furon's industrial product sales are currently specially engineered in collaboration with its customers with the remainder comprised of standardized components.

     The industrial business segment includes a number of cross-functional sales teams consisting of employees drawn from various disciplines throughout Furon, including sales, engineering and finance. These SBUs are used to form "partnering" relationships with Furon's strategic customers. The partnering approach involves analyzing every phase of the customers' processes and designing new or enhanced systems and component layouts, recommending the best combination of parts and/or selecting the best materials. By understanding the customers' business, Furon's sales force is positioned more effectively to develop polymer based solutions to replace customers' existing metallic and non-metallic products. In addition, the Company's management believes that the SBU structure allows Furon to: (i) market its existing offering of products on a more centralized, coordinated basis to its customers; (ii) form a closer, more integrated relationship with its customers in order to develop new, higher margin products; and (iii) implement product focused marketing strategies to promote sales growth of higher margin products.

     Currently, approximately 80% of the industrial business' net sales are achieved through the Company's direct sales force. The remaining sales are made by independent manufacturers' representatives and distributors.

CUSTOMERS

     Furon has developed an extensive base of well-known customers across a broad range of markets, as evidenced below:

                                   CUSTOMERS

 INDUSTRIAL EQUIPMENT       TRANSPORTATION           ELECTRONICS          PROCESS INDUSTRIES
 --------------------       --------------           -----------          ------------------
The Coca-Cola Company   The Boeing Company      Eastman Kodak           Chevron Corporation
FLEXcon                 Caterpillar Inc.        Company                 Cooper Cameron
Graco Inc.              Cummins Engine          FSI International,      Corporation
IMI Cornelius Inc.      Company, Inc.           Inc.                    Diamond Off Shore
Madico, Inc.            Freightliner            Hewlett-Packard         Drilling, Inc.
Scroll Technologies     Corporation             Company                 Dresser Industries,
Siemens Corporation     General Electric        Honeywell Inc.          Inc.
The Sherwin-Williams    Company                 Intel Corporation       Emerson Electric Co.
  Company               Navistar International  Motorola, Inc.          Fluor Corporation
Whirlpool Corporation   Corporation             Sony Corporation        Kimberly-Clark
                        Paccar Inc.             Sumitomo Electric       Corporation
                        Renault USA             Lightwave               Reading & Bates
                        Volvo Trucks of         Waters Corporation      Corporation
                        North America, Inc.     Xerox Corporation       Shell Oil Company

     Furon's industrial business is not dependent upon any single customer or group of customers, and no single customer accounted for more than 4% of the Company's industrial net sales volume during any of the last three fiscal years. During the year ended January 31, 1998, Furon sold its industrial products to over 6,600 customers, the top ten of which represented approximately 15% of net sales for that period.

COMPETITION

     Furon has a large number of competitors in its industrial business, the majority of which compete in only a limited number of the Company's product groups. As a result, the Company believes that no single competitor presents a significant threat to Furon's success in the overall industrial market. Depending on the particular product, the principal competitive factors for the Company are materials capability; engineering, design and process technology; quality; reliability; and ability to meet delivery date and price criteria. Furon's competitors include: Parker Hannifin Corporation (seals, hoses and fluid handling components); the Aeroquip division of Trinova Corporation (hose and tubing); the Garlock division of Coltec Industries Inc. (bearings); Minnesota Mining and Manufacturing Company (tape and coated film); Raychem Corporation (wire and cable); and a number of smaller, regional competitors with more limited product offerings. The Company also competes with manufacturers of other polymer based and metal based products.

     The Company believes that trade secrets are important to its proprietary products. To protect its trade secrets, the Company requires all salaried employees to enter into confidentiality agreements. While the Company holds many patents and trademarks with varying degrees of significance to its operations, the Company's business is not dependent upon any particular one.

MEDICAL DEVICE BUSINESS

  Industry Overview

     Medical devices include a broad range of products used in the diagnosis and treatment of patients receiving care in hospitals and alternate site healthcare facilities. There are several healthcare industry trends that, while creating a more challenging, competitive environment for medical device manufacturers, have increased the overall demand for medical devices. These trends include (i) the aging of the United States population, resulting in increased medical device product expenditures; (ii) an increased concern over the spread of infectious diseases, resulting in increased demand for single-patient use disposable medical products; and (iii) a shift toward less invasive surgical procedures.

  Markets and Products

     The Company manufactures and sells critical care accessories and infusion systems for medical and surgical applications in the United States and in more than 50 other countries around the world. The worldwide hospital market in which the Company sells its products can be divided into three major areas: (i) critical care, including adult, pediatric and neonatal intensive care units;
(ii) specialty units, including oncology, ob/gyn, coronary care and emergency room/trauma; and (iii) general medical/surgical. The alternate site healthcare market in which the Company sells its products encompasses all healthcare provided outside a hospital and is comprised primarily of (i) home healthcare,
(ii) freestanding clinics, (iii) skilled nursing facilities, and (iv) long-term care facilities.

  Critical Care Accessories

     The Company's critical care accessories product line includes a wide range of precision products utilized in intravenous therapies such as fluid and drug administration; blood pressure transducers used by clinicians monitoring the cardiovascular system; specialty devices used in cardiac catheterization procedures; intrauterine monitoring products used during high risk labor and delivery situations; and surgical drapes. Many of these products can be used alone or as components assembled into kits. By offering standard and custom configurations, the Company's critical care accessories product line can address the specific needs of its varied customers.

     Catheters and Introducers. The Company manufactures a complete line of single and multi-lumen central venous catheters, percutaneous sheath introducer sets, IUP catheters, dialysis catheters, arterial cannulaes and related medical device products for use in cardiology and anesthetic intensive care.

     Fluid and Drug Delivery Products. Fluid and drug delivery products used in fluid and intravenous therapies include stopcocks, administration (intravenous) sets, adapters and connectors and needleless injection systems. Medex markets these products primarily to the neonatal and pediatric intensive care markets, as well as to the anesthesia market.

     Stopcocks are specialized valves used as a component in the administration of parenteral fluids or blood and provide a convenient means to administer drugs or liquid anesthetics in conjunction with such fluids. Stopcocks provide multiple flow paths for the selection and direction of fluids, drugs and anesthetics depending upon the particular procedural requirements and the preference of the user. The Company manufactures one-way, three-way and four-way stopcocks, which it markets under the name Guide-Flo(R). In addition to fluid and drug administration, the growth of invasive pressure monitoring and cardiac catheterization diagnostic procedures have resulted in a significant increase in demand for stopcocks of various configurations and performance characteristics.

     An administration set is the apparatus by which fluid is delivered from a container or a pump to the patient. These sets consist of an entry spike, drip chamber, a length of tubing with a flow control device and a catheter adapter. The entry spike is used to enter the fluid bottle or bag, and the drip chamber, which is made of a clear plastic, provides a reservoir of fluid. Fluid flows into the system one drop at a time, which can be seen and counted, permitting calculation of the volume of the fluid being administered. The Company markets the Microbore Extension Set, which is used in neonatal applications requiring small volumes of fluid to produce optimal fluid flow to patients. Disposable administration sets are manufactured in standard and customized configurations and may incorporate numerous additional components such as stopcocks, continuous flush devices or injection sites for intravenous drug administration.

     Adapters and connectors provide multiple flow paths for the selection and direction of fluids, drugs and anesthetics.

     The Company's needleless access products are designed to permit access to the Company's disposable administration sets without the use of needles, thus reducing the potential for accidental needlesticks. The Company's Nu-Site(TM) system is a component which is compatible with standard luer or luer-locking syringes and disposable administration sets, thereby allowing users to integrate it into existing care practices. The Nu-Site is made from a latex-free polymer and therefore reduces the risk of exposure of patients and healthcare workers to latex which can cause severe allergic or anaphylactic shock reactions. Nu-Site was developed in response to increasing pressure by regulatory agencies, such as the Occupational Safety and Health Administration and the FDA, for more stringent control of needles in hospitals.

     The Company purchases various components from other manufacturers and packages them with the Company's medical device products to produce kits for specific hospital procedures. Kits are attractive to hospitals because they typically lower costs, increase hospital throughput, and save labor by eliminating the need to purchase parts individually and assemble them on site.

     Patient Monitoring Products. Patient monitoring products include blood pressure transducers which sense intravascular pressure and convert it to an electrical signal that is transmitted to a patient monitor. The monitor then processes and graphically displays this data allowing clinicians to monitor the cardiovascular system. The Company's patient monitoring products also include intrauterine pressure monitoring products used during high risk labor and delivery situations.

     The Company manufactures both reusable and disposable pressure transducers. Introduced in fiscal 1998, the LogiCal(TM) reusable pressure transducer is sold at a price competitive with comparable disposable pressure transducers. The SimulCath(R) disposable pressure monitoring device accommodates the implementation of amnioinfusion, a procedure designed to increase the efficiency of labor as well as provide direct support to a fetus exhibiting signs of distress. In this procedure, sterile saline is infused into the uterus to directly relieve fetal distress by providing fluid support of the umbilical cord and to increase the effect of labor contractions until delivery is accomplished.

     The Company manufactures and markets two infusor cuffs, Clear-Cuff(R) and C-Fusor(R). The Clear-Cuff pressure infusor complements the Company's C-Fusor reusable pressure infusor. Clear-Cuff offers the flexibility of being disposable or reusable as dictated by clinical considerations. C-Fusor is made of a clear polymer, which permits immediate assessment of the fluid level in the bag from any angle. This material's stain resistance and durability extends the useful life of the product. The closure system used in the C-Fusor infusor cuff provides secure closure and simplifies fluid bag setup and replacement.

     Catheterization Products. Medex's catheterization products include specialty devices used in cardiac catheterization procedures such as angiography and coronary angioplasty. Angiography is a diagnostic procedure used to evaluate the condition of major blood vessels within a patient's vascular system. Coronary angioplasty is a therapeutic procedure that involves the utilization of a balloon catheter to expand the inner diameter of a patient's coronary arteries to improve blood flow. Medex manufactures various connectors, manifolds, control syringes, balloon catheter inflator devices, high pressure injection tubing and high pressure rotators used in these procedures.

  Infusion Systems

     The Company's infusion systems product line includes a variety of microprocessor controlled single and multi-channel infusion pumps and disposable infusion administration sets. Intravenous infusion therapy generally involves the delivery of one or more fluids, primarily pharmaceuticals or nutritionals, to a patient through an infusion line inserted into the circulatory system. Over the past twenty years, as both the reliance on intravenous drug therapy and the potency of the drugs administered have increased, the need for extremely precise administration and monitoring of intravenous fluids has risen significantly. As treatment regimens have become more complex and as the critically ill constitute an increasing percentage of hospital patients, the average hospital patient now requires a greater number of intravenous lines and more potent therapeutics.

     Infusion systems are differentiated on a number of characteristics including size, weight, number of delivery channels, programmability, mechanism of infusion, cost and service. One of the key differences among infusion systems is the level of control that such systems afford to both medical staffs and patients. Infusion systems are generally designed for either critical care or general care use, with the latter group being used both in hospitals and at alternate site healthcare facilities.

     Infusion Pumps. The Company produces various models of syringe pumps which are capable of accepting all conventional hypodermic syringes ranging from 1 through 60 ccs in volume. This capability makes the syringe pump very useful for the intravenous and regional infusion of anesthetic agents in the operating room, adult ICU and pediatric ICU, as well as in neonatal intensive care units where low volume drug infusions are required for premature infants. Additionally, a syringe offers the lowest cost intravenous fluid container available to the hospital pharmacist. The added labor costs of the pharmacist prefilling a syringe with the exact amount of drug required by the patient, labeling the syringe, and delivering it to the patient's bedside for loading into the syringe pump is offset by the overall cost savings of syringe pump use. Syringe pumps are currently the standard of care in Europe.

     The Company also manufactures and sells large volume infusion pumps used for administrating large fluid volumes ranging from 0.1 ml per hour to 999.9 ml per hour. Unlike syringe pumps, large volume infusion pumps utilize a broad range of dedicated disposable infusion sets for different protocols.

     The Company's KIDS(TM) pump was designed specifically for the neonatal and pediatric markets and can be used for the administration of large, as well as small, fluid volumes. Most neonatal pediatric fluid and drug administration protocols can be achieved by using either a Medex large volume pump or a Medex syringe pump.

     Infusion Administration Sets. All infusion pumps require the use of disposable administration sets. A set consists of a plastic interface and tubing and may have a variety of features such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple ports for injecting medication and delivery of more than one solution. Components such as burettes and filters may also be added for critical drugs or special infusion. The Company produces a full line of single use fluid administration sets to satisfy the needs of this market segment.

     The following chart summarizes the Company's medical device products and the end-users it serves:

                                                                      END-USERS
                          --------------------------------------------------------------------------------------------------
                            NEONATAL
                              AND         INTENSIVE
                           PEDIATRIC          &         LABOR       CATH                  ANESTHESIA,
                           INTENSIVE      CRITICAL       AND        LAB/      EMERGENCY    OPERATING    ONCOLOGY   ALTERNATE
        PRODUCTS              CARE          CARE       DELIVERY   RADIOLOGY     ROOM         ROOM         WARD       SITE
        --------          ------------   -----------   --------   ---------   ---------   -----------   --------   ---------
Catheters &
  introducers...........       X              X           X           X           X            X                       X
Fluid and drug
  delivery..............       X              X           X           X           X            X           X           X
Patient monitoring......       X              X           X           X           X            X
Cath lab accessories....                                              X                                    X
Infusion systems........       X              X           X           X           X            X           X           X

SALES AND MARKETING

     Furon sells its medical device products, both directly and indirectly, to a diverse group of customers in the healthcare industry. The Company's domestic sales and marketing efforts are accomplished primarily by a network of direct sales representatives employed by the Company and are supplemented in select geographic areas by independent sales agents. These representatives work with independent hospital supply dealers to whom the Company sells many of its medical device products. In addition, these representatives work with the dealers' sales force at the hospital level to promote sales of the Company's medical device products. The Company also sells directly to hospitals, home healthcare companies and other alternate site healthcare facilities, as well as other medical device manufacturers on an OEM basis. The Company has relationships with many of the large hospital group purchasing organizations ("GPOs"). International sales in the United Kingdom, continental Europe and the Middle East are conducted mainly by direct sales representatives of the

Company. Sales to other international markets are conducted through independent dealers located in the various countries.

COMPETITION

     The medical device markets are highly competitive. The principal points of competition are price, service, scope of product line, technological innovation and product quality. Many of the Company's competitors in the medical device market have greater financial and other resources than Furon and may have greater access to distribution channels. Although the infusion pump market is extremely competitive and fragmented, the Company believes that it competes favorably among those manufacturers who supply the children's hospital, neonatal and pediatric marketplaces. The Company's future prospects in the medical device business will be dependent upon the successful development and introduction of new and improved products that are responsive to market needs and which require a high level of technological expertise and market timeliness.

     The Company's competitors include Abbott Laboratories, Baxter International Inc. and B. Braun Melsungen AG in all product areas, Alaris Medical, Inc. in infusion products, Arrow International, Inc. in catheters and Merit Medical Systems, Inc. in catheterization lab accessories.

FDA COMPLIANCE/PRODUCT REGULATION

     The research, development, testing, production and marketing of the Company's medical device products are subject to extensive governmental regulation in the United States at the federal, state and local levels, and in certain other countries. Noncompliance with applicable requirements may result in recall or seizure of products, total or partial suspension of production, refusal of the government to allow clinical testing or commercial distribution of products, civil penalties, injunctions and criminal prosecution.

     The FDA regulates the development, production, distribution and promotion of medical devices in the United States. Virtually all of the products being developed, manufactured and sold by the Company (and products likely to be developed, manufactured or sold in the foreseeable future) are subject to regulation as medical devices by the FDA. Class I devices are subject to general controls, including registration, device listing, recordkeeping requirements, labeling requirements, Good Manufacturing Practices, prohibitions on adulteration and misbranding, and reporting of certain adverse events. In addition to general controls, Class II devices are subject to pre-market notification and may be subject to special controls that could include performance standards, postmarket surveillance, patient registries and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive preclinical and clinical testing to prove safety and effectiveness of the devices. Virtually all of the Company's products are Class I or Class II devices.

     Certain countries will require the Company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain countries impose product specifications, standards or other requirements which differ from or are in addition to those mandated in the United States. The European Union and certain other countries are in the process of implementing a system for regulating medical products which may result in lengthening the time required to obtain permission to market new products. These changes could have a material adverse effect on the Company's ability to market its devices in such countries and could hinder or delay the successful implementation of the Company's planned international expansion.

THE FOLLOWING APPLIES TO THE COMPANY'S INDUSTRIAL AND MEDICAL DEVICE BUSINESSES.

RAW MATERIALS

     Engineered polymers, such as nylon and PTFE, and silicone polymers represent the predominant raw materials used by the Company in the manufacture of its industrial products. Other raw materials used by Furon include copper wiring, coatings and adhesives. The primary raw materials used in the production of medical device products include thermoplastic resins, plastic tubing, paper, plastic and Tyvek(R) packaging materials and electronic componentry. The majority of the Company's raw materials are produced by multiple suppliers or have substitute materials readily available. Furon purchases resins from E.I. du Pont de Nemours and Company, Elf Atochem North America, Inc. ("Elf Atochem"), General Electric Corporation, Monsanto Corporation and several other major plastics producers. Elf Atochem is the Company's sole source for Rilsan. Rilsan is used primarily in the production of heavy duty air brake tubing. Alternate sources of material which can be substituted for Rilsan are available in the event a shortage of Rilsan develops. Due to increased worldwide demand, some users of polycarbonate resins periodically have experienced shortages in supply and delays in delivery of such resins. Polycarbonate is used in the manufacture of certain plastic components used in medical device products. To date, the Company has been minimally impacted by such shortages and delays. While the Company believes that an adequate supply will be available in the near term, the cost of such material will likely continue to increase. The resins used by the Company are typically in pellet or powder form and are usually purchased on a spot market basis or under short-term pricing contracts. Contracts with resin manufacturers are negotiated on a company-wide basis to take advantage of volume discounts, although prices for polymer resins have widely varied in recent years.

     Furon estimates that material costs, including resins, films, silicones, and other related products represented approximately 37% of the Company's fiscal 1998 net sales. Furon seeks to pass raw materials price increases through to its customers, although a lag period often exists.

ENVIRONMENTAL MATTERS

     Compliance with environmental laws and regulations designed to regulate the discharge of materials into the environment or otherwise protect the environment requires continuing management effort and expenditures by the Company. The Company does not believe that the operating costs incurred in the ordinary course of business to satisfy air and other permit requirements, properly dispose of hazardous wastes and otherwise comply with these laws and regulations form or are reasonably likely to form a material component of its operating costs or have or are reasonably likely to have a material adverse effect on its competitive or consolidated financial positions.

     As of January 31, 1998, the Company's reserves for environmental matters totaled approximately $1.7 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including certain "superfund" waste disposal sites. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its environmental reserves should be sufficient to cover the Company's aggregate liability for these matters and, while no assurance can be given, it does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination, the final determination of the remedial action required, negotiations with governmental agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, and the ultimate ability to pay of any other responsible parties.

EMPLOYEES

     As of January 31, 1998, the Company had approximately 3,315 employees. Approximately 71% of these employees work in the industrial business and the remaining 29% work primarily in the medical device business. Approximately 237 employees are involved in sales and marketing, 160 in research and development, 2,480 in manufacturing and 438 in administration. Fifty-nine of the Company's employees are covered under a collective bargaining agreement. The Company considers its relationship with its employees to be good.

RESEARCH AND DEVELOPMENT

     For information concerning the amounts spent by the Company during the last three fiscal years on research and development, see Note 1 of the "Notes to Consolidated Financial Statements."

BACKLOG OF ORDERS

     Furon's backlog of unfilled orders at January 31, 1998 was approximately $71 million. This is a 7.6% increase over the February 1, 1997 backlog amount of approximately $66 million. It is estimated that substantially all of Furon's backlog of orders at January 31, 1998 will be filled during the next 12 months, with approximately $5.0 million of the backlog scheduled to be filled in the subsequent 12 month period. The lead time between receipt of orders and shipment of products, other than products to commercial aircraft, is typically a matter of weeks. Although many of Furon's orders contain cancellation clauses, Furon has seldom experienced significant cancellations of orders.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company occupies 27 facilities located in 12 states, Belgium, Germany and the United Kingdom. Operations within a facility typically focus on a particular polymer based manufacturing process, or the design and manufacture of a specific medical device. Nine of the Company's facilities are owned and 18 are leased.

     The Company has received ISO 9000 certification for certain of its facilities regarding the quality of its manufacturing systems, a requirement for doing business in European countries, and the Company is in the process of applying for ISO 9000 certification for the balance of its manufacturing facilities. The Company has been granted approval to affix the CE mark, pursuant to the EC Medical Device Directives, on certain of its products. Failure to gain approval to affix the CE mark to a product does not necessarily preclude a company from selling products internationally, however, additional restrictions on marketing in any individual country in the EC may be imposed.

                                                                         EXPIRATION OF
                                                              SQUARE        MAXIMUM
                          PROPERTY                            FOOTAGE     LEASE TERM
                          --------                            -------    -------------
INDUSTRIAL
SEALS AND BEARINGS:
Bristol, RI.................................................  106,000       8/31/37
Los Alamitos, CA............................................   63,000      12/14/03
Mundelein, IL...............................................   60,000       8/31/00

FLUID HANDLING COMPONENTS:
Anaheim, CA.................................................   91,000       7/31/10

TAPES, FILMS AND COATED FABRICS:
New Haven, CT...............................................  110,000       8/31/37
Hoosick Falls, NY...........................................  109,000         Owned
Worcester, MA...............................................   76,000         Owned

HOSE AND TUBING:
Mantua, OH..................................................  151,000       8/31/37
Mickleton, NJ...............................................   86,000       8/31/37
Kent, OH....................................................   50,000       1/06/01

WIRE AND CABLE:
Aurora, OH..................................................  148,000       8/31/37
Mt. Pleasant, TX............................................   67,000         Owned
Cape Coral, FL..............................................   30,000       5/31/06

PLASTIC FORMED COMPONENTS:
Seattle, WA.................................................  116,000       2/28/02

                                                                         EXPIRATION OF
                                                              SQUARE        MAXIMUM
                          PROPERTY                            FOOTAGE     LEASE TERM
                          --------                            -------    -------------
MATERIALS COMPOUNDING:
Aurora, OH..................................................   30,000       8/31/37

EUROPE:
Gembloux, Belgium...........................................   49,000         Owned
Rugby, England..............................................   37,000      12/07/04
Kontich, Belgium............................................   30,000      11/30/99
Corby, England..............................................   16,000      10/20/17

MEDICAL DEVICE
DOMESTIC:
Hilliard, OH................................................  150,000         Owned
Dublin, OH..................................................  130,000         Owned
Duluth, GA..................................................   52,000         Owned

EUROPE:
Rossendale, England.........................................   93,000         Owned
Fraureuth, Germany..........................................   29,000       4/01/08
Ratingen, Germany...........................................   26,000      12/01/98
Cumbernaud, Scotland........................................   17,000       5/01/17

CORPORATE
Laguna Niguel, CA...........................................   22,000         Owned

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. The Company vigorously defends all lawsuits brought against it, unless a reasonable settlement appears appropriate. While the outcome of pending proceedings cannot be predicted with certainty, the Company believes that the ultimate resolution of the actions currently pending is not reasonably likely to have a material adverse effect on its consolidated financial condition or results of operations.

     Medex has been named as a defendant in McBrayer, et al, v. Laidlaw Environmental Services (WT), Inc., et al., which was commenced in the United States District Court for the Southern District of Ohio (Eastern Division) in October 1996 and in the Franklin County, Ohio Common Pleas Court in January 1997. The federal action was dismissed in July 1997. The plaintiffs are two former students of a local elementary school and their parents. In addition to Laidlaw, which operates an industrial waste treatment facility near the school, the named defendants include two neighboring manufacturers, Beaver Adhesives, Inc, and OSF America, Inc., and the City of Hilliard, Ohio and the Board of Education of the Hilliard City School District. The plaintiffs seek unspecified damages (having recently sought in the federal action compensatory damages of $15.0 million and punitive damages of $100.0 million) from the defendants for the alleged release of hazardous substances, pollutants and contaminants (ethylene oxide and freon gas in the case of Medex) into the elementary school's environment, which allegedly resulted in personal injuries to the two former students. Discovery has not yet been completed. Based upon the Company's preliminary investigation, the Company believes that Medex has substantial defenses to the claims. Also see Item 1 -- Business -- Environmental Matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 31, 1998.

OFFICERS OF FURON

     Furon's executive and other officers are as follows:

         NAME            AGE                          POSITION/BUSINESS EXPERIENCE
         ----            ---                          ----------------------------
EXECUTIVE OFFICERS
J. Michael Hagan.......  58     Chairman of the Board and Chief Executive Officer
                                Mr. Hagan has been employed by the Company since 1967 and was promoted to
                                Division Manager in 1969, elected Vice President in 1975, and served as a director and President from 1980 to June 1991 when he was appointed
                                Chairman of the Board and Chief Executive Officer. He is also a director of Freedom Communications, Inc., Ameron, Inc. and RemedyTemp, Inc.
Terrence A. Noonan.....  60     President, Chief Operating Officer and Director
                                Mr. Noonan has been the President of Furon since June 1991 and was elected as a director in August 1991. From 1989 to June 1991, he served as an Executive Vice President in charge of various operations. He joined
                                Furon in 1987 as a Vice President, having previously served since 1982 as an Operations General Manager of Eaton Corporation, a diversified manufacturing company. Mr. Noonan also is a director of Haskel
                                International, Inc.
Monty A. Houdeshell....  49     Vice President, Chief Financial Officer and Treasurer
                                Mr. Houdeshell joined the Company in 1988 as Vice President, Chief
                                Financial Officer and Treasurer and also served as Secretary from 1988 to
                                February 1991. From 1985 to 1988, Mr. Houdeshell served as Vice
                                President, Chief Financial Officer and Treasurer of Oak Industries, Inc.,
                                a manufacturer of electronic components and controls.
Dominick A. Arena......  55     Vice President -- Healthcare and President of Medex, Inc.
                                Mr. Arena joined the Company in January 1997 to manage its healthcare business, having served as the Company's healthcare consultant since
                                February 1996. He was elected President of Medex following the acquisition of that subsidiary in January 1997 and an executive officer of the Company in March 1997. Previously, Mr. Arena was the President of
                                three medical device manufacturers, AnaMed International from 1993 to
                                1996, Hudson Respiratory Care, Inc. from 1989 to 1993 and Respiratory
                                Care, Inc. (a subsidiary of The Kendall Company) from 1986 to 1989, when it was acquired by Hudson.
Joseph R. Grewe........  49     Vice President -- Operations
                                Mr. Grewe joined the Company in March 1996 to manage its manufacturing operations and was elected an executive officer of the Company in March
                                1997. He came to the Company from MascoTech, Inc., where he had been the
                                President of MascoTech Sintered Components, a manufacturer of automotive industrial components and assemblies, since 1988. Previously, he held a wide range of manufacturing positions since 1968 with General Motors
                                Corporation, Rockwell International and a start-up company in which he was a principal.

         NAME            AGE                          POSITION/BUSINESS EXPERIENCE
         ----            ---                          ----------------------------
OTHER OFFICERS
David L. Mascarin......  43     Controller
                                Mr. Mascarin joined the Company in August 1996 as Controller. Prior to joining the Company, Mr. Mascarin served for more than five years as a
                                Site Controller for the Power Train Operations of Ford Motor Company,
                                with which he had been employed for 18 years.
Donald D. Bradley......  42     General Counsel and Secretary
                                Mr. Bradley joined the Company in June 1990 as Senior Attorney and
                                Assistant Secretary and was named Corporate Secretary in February 1991 and General Counsel in February 1992. Previously, he was a Special
                                Counsel with O'Melveny & Myers LLP, an international law firm with which he had been associated since 1982.

     All officers of the Company are elected annually by and serve at the pleasure of the Board of Directors. There are no family relationships among any of Furon's officers.

                                  RISK FACTORS

     THIS ANNUAL REPORT ON FORM 10-K ("10-K") CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES" OR SIMILAR EXPRESSIONS AND STATEMENTS RELATING TO ANTICIPATED COST SAVINGS, THE COMPANY'S STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND PROSPECTS AND THE COMPANY'S FINANCIAL POSITION. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. CAUTIONARY STATEMENTS ARE SET FORTH BELOW AND ELSEWHERE IN THIS 10-K INCLUDING, WITHOUT LIMITATION, UNDER THE CAPTIONS "ITEM
7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1 -- BUSINESS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS AND RISK FACTORS CONTAINED THROUGHOUT THIS 10-K.

SUBSTANTIAL LEVERAGE AND DEBT SERVICE

     The Company is highly leveraged. On January 31, 1998, the Company's total debt outstanding was approximately $149.6 million. See "Item 8 -- Consolidated Financial Data." The Company also had borrowing availability under the Credit Facility (as defined) of approximately $108.0 million.

     Based upon current levels of operations and anticipated growth in revenues and cost savings, management believes that the Company's cash flow from operations, amounts available under the Credit Facility and available cash will be adequate to meet its anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance, however, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of indebtedness and the restrictions on the Company's ability to incur additional indebtedness under the Credit Facility and the Indenture (the "Indenture") relating to the Company's issuance (the "Offering") of $125.0 million in aggregate principal amount of its 8.125% Senior Subordinated Notes due 2008 (the "Notes").

     The degree to which the Company is leveraged could have important consequences, including but not limited to: (i) increasing the Company's vulnerability to general adverse economic and industry conditions; (ii) limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements; (iii) requiring the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate requirements;
(iv) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and (v) placing the Company at a competitive disadvantage relative to less leveraged or better capitalized competitors.

     In addition, the Indenture and the Credit Facility contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds. Failure by the Company to comply with such covenants could result in events of default under the Indenture and the Credit Facility which, if not cured or waived, could permit the indebtedness thereunder to be accelerated which would have a material adverse effect on the Company's business, financial condition and results of operations.

SENSITIVITY TO GENERAL ECONOMIC AND INDUSTRY CONDITIONS

     The Company's industrial products business, and the industrial equipment, transportation, electronics and process industries markets it serves, are cyclical in nature and are affected by the general trends of the economy. During economic downturns, these markets tend to experience declines, which in turn diminish demand for the Company's products and can lead to decreases in prices for such products. As a result of this cyclicality, the Company has experienced, and in the future could experience, reduced net sales and profit margins. There can be no assurance that a prolonged economic downturn would not have a material adverse effect on the Company.

COMPETITION

     The Company has a number of competitors, some of which are larger and have greater financial resources than the Company. There can be no assurance that the Company will have sufficient resources to continue to make the investments necessary to maintain its current competitive position, or that other competitors with greater financial resources will not attempt to enter the market. The failure to remain competitive could have a material adverse effect on the Company's business, financial condition and results of operations.

RAW MATERIALS

     Furon estimates that material costs represented approximately 37% of the Company's fiscal 1998 net sales. Furon purchases its raw materials, primarily polymer resins, from numerous suppliers. The largest amount of resins used by the Company are polytetrafluouroethylene ("PTFE") and related resins, a nylon sold under the trade name Rilsan(R) and certain silicone polymers. The Company purchases its requirements for PTFE and related resins and silicone polymers from the major suppliers of these resins. Elf Atochem North America, Inc. is the Company's sole source for Rilsan. Rilsan is used primarily in the production of heavy duty air brake tubing. Sources of material which can be substituted for Rilsan are available in the event a shortage of Rilsan develops. Although the Company seeks to reduce dependence on those sole and limited source suppliers, the partial or complete loss of certain of these sources could have at least a temporary adverse effect on the Company's results of operations and damage customer relationships. Prices for polymer resins have varied widely in recent years. The increase in the price or the unavailability of one or more of these resins could have a material adverse effect on the Company's business, financial condition or results of operations.

CONCENTRATION OF BUYING POWER

     Many existing and potential customers for the Company's medical device products have combined into GPOs which are quite large and which often enter into exclusive purchase commitments with as few as one or two providers of medical device products for a period of several years. If the Company is not one of the selected providers, it may be precluded from making sales to members of a GPO for several years. Even if the Company is one of the selected providers, the Company may be required to commit to pricing which has an adverse effect on its net sales and profit margins.

TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS

     The markets for some of the Company's products are characterized by frequent refinement and enhancement of existing products, new product introductions and by declining average selling prices over product life cycles. The Company's future prospects are highly dependent upon the timely completion and introduction of new products at competitive performance and price levels. The Company also must respond to current competitors which may choose to increase their presence in the Company's markets, and to new competitors which may choose to enter those markets. In addition, while the Company is not aware of any new fundamental technologies for highly engineered polymer products that are likely to be a significant factor in the near future, no assurance can be given that the Company's competitors will not introduce new technological improvements that could place the Company at a competitive disadvantage. The failure by the Company to make timely introduction of new products or respond to competitive threats could have a material adverse effect on its business, financial condition or results of operations.

ACQUISITIONS AND INTEGRATION OF OPERATIONS

     The Company's business strategy, particularly for the medical device business, contemplates continued expansion, including growth through acquisitions, joint ventures or strategic alliances. There can be no assurance that the Company will be able to consummate future acquisitions, joint ventures or strategic alliances, if any, on terms that are favorable to the Company. The Company's ability to grow in this manner is dependent upon, and may be limited by the availability of suitable acquisition candidates or partners and capital resources available to the Company. Moreover, the Company may incur significant expenses in connection with the consummation of these transactions. Additionally, the integration of the operations of the Company and any past, present or future acquired businesses or companies, and the coordination of their respective sales and marketing staffs and the implementation of appropriate operational, financial and management systems and controls may require significant financial resources and substantial attention from management. Any inability of the Company to integrate any past, present or future acquired business or companies successfully in a timely and efficient manner could have a material adverse effect on the Company's business, financial condition or results of operations.

INTERNATIONAL SALES AND OPERATIONS

     International sales accounted for 25.5% of the Company's net sales in fiscal year 1998, and the Company expects that international sales may increase as a percentage of net sales in the future. As a result of its international sales and foreign operations, including manufacturing facilities in Germany, Belgium and the United Kingdom, the Company generates certain revenues and incurs certain operating expenses in foreign currencies and is therefore subject to changes in currency exchange rates in relation to the U.S. dollar. There can be no assurance that measures taken by the Company to mitigate its exchange rate risk, including manufacturing and procuring its products in the same country or region in which products are sold and periodically engaging in hedging transactions such as forward exchange contracts, will eliminate or substantially reduce such risk.

     International manufacturing and sales are subject to inherent risks, including changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences and the exchange rate risk discussed above. There can be no assurance that these factors will not have a material adverse impact on the Company's production capabilities or otherwise adversely affect the Company's business, financial condition or results of operations.

GOVERNMENT REGULATION

     Government regulation is a significant factor in the research, development, testing, production and marketing of the Company's medical device products. Noncompliance with applicable requirements may result in the recall or seizure of products, total or partial suspension of production, refusal of the government to allow commercial distribution of products, refusal of the government to allow new products to be marketed, civil penalties, injunctions and criminal prosecution. There can be no assurance that the Company's existing products will be found to comply with such regulations or that new products will be granted marketing clearance in a timely manner or at all.

     The FDA, pursuant to the Federal Food, Drug, and Cosmetic Act, regulates the introduction of medical devices, as well as manufacturing procedures, labeling, adverse event reporting and recordkeeping with respect to such products. The process of obtaining market clearances from the FDA for new products can be time consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products. Current regulations depend heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. The FDA and state agencies routinely inspect the Company to determine whether the Company is in compliance with various regulations relating to manufacturing practices, testing, quality control and product labeling. Such audits/inspections can result in the agencies requiring the Company to take certain corrective actions for non-complying conditions observed during the audits/inspections. A determination that the Company is in violation of such regulations could lead to the imposition of civil sanctions, including fines, recall orders or product seizures, injunctions and criminal sanctions.

     Certain countries will require the Company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain countries impose product specifications, standards or other requirements which differ from or are in addition to those mandated in the United States. The European Union and certain other countries are in the process of implementing a system for regulating medical products which may result in lengthening the time required to obtain permission to market new products. These changes could have a material adverse effect on the Company's ability to market its devices in such countries and could hinder or delay the successful implementation of the Company's planned international expansion.

PRODUCT LIABILITY

     The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in injury or other adverse effects. The Company currently maintains product liability insurance coverage but there can be no assurance that the Company will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against claims. The Company's financial condition and its ability to market and sell its products could be adversely affected by a successful product liability claim. A successful product liability claim against the Company for which there is not adequate insurance coverage could have a material adverse impact on its business, financial condition or results of operations.

ENVIRONMENTAL LIABILITIES AND REGULATIONS

     Compliance with environmental laws and regulations designed to regulate the discharge of materials into the environment or otherwise protect the environment requires continuing management effort and expenditures by the Company. The Company does not believe that the operating costs incurred in the ordinary course of business to satisfy air and other permit requirements, properly dispose of hazardous wastes and otherwise comply with these laws and regulations form or are reasonably likely to form a material component of its operating costs or have or are reasonably likely to have a material adverse effect on its competitive and consolidated financial positions.

     There can be no assurance that the cost of the Company's compliance with environmental laws or its environmental liabilities will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 1 -- Business -- Environmental Matters."

LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings. While the Company believes that the ultimate resolution of its pending legal proceedings is not reasonably likely to have a material adverse effect on its business, financial condition or results of operations, no assurance to that effect can be given. See "Item 3 -- Legal Proceedings."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. There can be no assurance that the services of such personnel will continue to be available to the Company. The Company is also dependent upon the continued services of its engineering, research and development, sales and marketing and manufacturing and service personnel and on its ability to attract, train and retain highly skilled personnel in each of these areas. The failure of the Company to hire and retain such key management and other personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

YEAR 2000 COMPLIANCE

     While year 2000 considerations are not expected to materially impact Furon's internal operations, they may have an effect on some of Furon's customers and suppliers, and thus indirectly affect Furon. It is not possible to quantify the aggregate cost to Furon with respect to customers and suppliers with year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business, financial condition or results of operations.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On November 20, 1997, the Company's Board of Directors approved a two-for-one stock split. One share of the Company's Common Stock for each full share of Common Stock outstanding was distributed on December 16, 1997 to holders of record as of December 2, 1997. All share and per share data in this report have been restated to reflect this stock split.

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "FCY". As of March 31, 1998, the Company had approximately 1,000 holders of record of its Common Stock. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company's Common Stock as reported by the NYSE and (ii) the amount per share of cash dividends paid by the Company with respect to its Common Stock.

                                               YEARS ENDED
                         --------------------------------------------------------
                             JANUARY 31, 1998               FEBRUARY 1, 1997
                         -------------------------      -------------------------
        QUARTER          HIGH      LOW    DIVIDEND      HIGH      LOW    DIVIDEND
        -------          ----      ---    --------      ----      ---    --------
First..................  $12 1/4   $10      $0.03       $11 3/16  $ 9 3/8   $0.03
Second.................   15 13/16  11 1/4   0.03        13 7/16   10 1/4    0.03
Third..................   21 11/16  15 1/16  0.03        12 3/4    10 1/4    0.03
Fourth.................   21 5/16   17 1/4   0.03        12 5/16    9 11/16  0.03

     Future dividends will be considered by the Board of Directors taking into account the Company's profit levels and capital requirements as well as financial and other conditions existing at the time.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the five years in the period ended January 31, 1998 should be read in conjunction with, and is qualified by, the more detailed information and consolidated financial statements included in Item 8 (Part II), "Consolidated Financial Statements and Supplementary Data."

                                                                        YEARS ENDED
                                            -------------------------------------------------------------------
                                            JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,   JANUARY 29,
                                               1998         1997(A)        1996          1995          1994
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    -----------   -----------   -----------   -----------   -----------
Net sales.................................   $485,631      $390,105      $344,886      $312,060      $285,194
Cost of sales.............................    329,325       281,581       249,102       217,827       204,727
                                             --------      --------      --------      --------      --------
Gross profit..............................    156,306       108,524        95,784        94,233        80,467
Selling, general and administrative
  expenses................................    115,555        84,325        78,337        77,368        66,458
Write-off of acquired in-process research
  and development.........................                   53,700            --            --            --
Nonrecurring charges and facilities
  rationalization.........................       (660)        4,329            --            --            --
Other (income) expense....................     (1,114)       (4,265)       (3,282)       (2,092)       (1,436)
Interest expense, net.....................     10,788         2,669         2,315         1,360         2,477
                                             --------      --------      --------      --------      --------
Income (loss) before income taxes.........     31,737       (32,234)       18,414        17,597        12,968
Provision for income taxes................      9,997         7,517         5,245         6,159         4,798
                                             --------      --------      --------      --------      --------
Net income (loss).........................   $ 21,740      $(39,751)     $ 13,169      $ 11,438      $  8,170
                                             ========      ========      ========      ========      ========
Basic income (loss) per share.............   $   1.22      $  (2.24)     $   0.75      $   0.67      $   0.48
                                             ========      ========      ========      ========      ========
Diluted income (loss) per share...........   $   1.16      $  (2.24)     $   0.73      $   0.64      $   0.46
                                             ========      ========      ========      ========      ========
Cash dividends per share..................   $   0.12      $   0.12      $   0.12      $   0.12      $   0.12
At year end:
  Total assets............................   $346,349      $343,351      $211,484      $179,873      $175,224
  Total long-term obligations.............    172,540       198,916        59,250        32,791        38,795
  Total stockholders' equity..............     81,139        61,344       102,882        91,599        80,815

---------------
(a) Includes the acquisition of Medex effective January 2, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion and analysis is based upon and should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto.

  General

     The Company's products are sold primarily to OEMs in industrial markets and end-users in healthcare markets. Historically, the Company focused primarily on the manufacture and sale of polymer based products used in a wide range of industrial applications. In January 1997, as part of its strategy to leverage its materials and manufacturing technology expertise into other attractive market segments, the Company acquired Medex, a leading manufacturer of polymer based medical device products sold to end-users in the domestic and European healthcare markets, such as hospitals and alternate site healthcare facilities. The aggregate purchase price for Medex was $165.0 million in cash. In connection with the acquisition, the Company recorded approximately $58.0 million in nonrecurring charges, consisting of a $53.7 million non-cash charge relating to the write-off of in-process research and development at Medex and approximately $4.3 million for severance and facilities rationalization expenses related to the Company's plans to close facilities and consolidate certain operations.

     The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 1998 and fiscal 1997 consisted of 52 weeks and fiscal 1996 consisted of 53 weeks.

RESULTS OF OPERATIONS

  Fiscal 1998 Compared with Fiscal 1997

     Net Sales. Net sales of $485.6 million in fiscal 1998 increased $95.5 million, or 24%, from $390.1 million in fiscal 1997. This increase was primarily due to the inclusion of Medex's operating results for the entire fiscal 1998 period, compared to Medex's inclusion for approximately a month of the fiscal 1997 period. In fiscal 1998 net sales to the commercial aircraft, aerospace, truck, food & beverage and general industrial markets were particularly strong relative to the prior fiscal year, while net sales to the chemical processing and electronics industries declined relative to the prior fiscal year. European net sales increased 58%. This is inclusive of unfavorable foreign exchange fluctuations of approximately 11%.

     Gross Profit. Gross profit of $156.3 million in fiscal 1998 increased $47.8 million, or 44.0%, from $108.5 million in fiscal 1997. The gross profit margin increased to 32.2% in fiscal 1998 from 27.8% in fiscal 1997. The increase primarily resulted from the Medex acquisition since the Company's medical device products generally yield higher gross profit margins than its industrial products. Medex realized a 44.4% gross profit margin on net sales during fiscal year 1998. Exclusive of Medex, the Company's gross profit margin on industrial net sales in the fiscal year 1998 period increased by 1.5 percentage points to 29.0% from 27.5% in the fiscal year 1997 period.

     Selling, General and Administrative Expenses. Selling, general, and administrative ("SG&A") expenses of $115.6 million in fiscal 1998 increased $31.3 million, or 37.1%, from $84.3 million in fiscal 1997. SG&A expenses as a percentage of net sales increased to 23.8% in fiscal 1998 from 21.6% in fiscal 1997. The increase in SG&A expenses in fiscal 1998 principally represent expenses related to the acquisition of Medex. Medex's SG&A expenses as a percentage of its net sales were 31.7% for the fiscal year 1998 period.

     Research and development expenses of $14.2 million in fiscal 1998 increased $1.7 million, or 13.6%, from $12.5 million in fiscal 1997 primarily because of the Medex acquisition. Research and development expenses for Medex in the fiscal year 1998 period were $2.2 million.

     Other Income. Other income of $1.1 million in fiscal 1998 decreased $3.2 million from $4.3 million in fiscal 1997. The decrease primarily resulted from a reduction in foreign exchange transaction gains and reduced licensee fees and investment income.

     Nonrecurring Charges and Facilities Rationalization. In fiscal year 1998, the Company recorded a $6.0 million gain realized in selling the net assets of its Felsted operations (cables and controls product) offset by the recording of an asset impairment loss and facilities rationalization of approximately $5.3 million. During fiscal year 1997, Furon incurred approximately $58.0 million on nonrecurring charges to income, consisting of a $53.7 million non-cash charge relating to in-process research and development at Medex, as well as approximately $4.3 million in severance and facilities rationalization expenses related to the Company's plans to close facilities and consolidate certain operations related to Medex.

     Interest Expense, Net. Interest expense, net of $10.8 million in fiscal 1998 increased $8.1 million from $2.7 million in fiscal 1997, primarily as a result of the debt incurred in connection with the Medex acquisition.

     Income Before Income Taxes. Income before income taxes of $31.7 million in fiscal 1998 increased $63.9 million from ($32.2) million in fiscal 1997. This increase in income before income taxes is the result of higher net sales volumes and improved margins and income from Medex.

     Provision for Income Taxes. Provision for income taxes of $10.0 million in fiscal 1998 increased $2.5 million from $7.5 million in fiscal 1997. This increase is the result of higher net sales volumes and improved margins and income from Medex.

     The Company's effective tax rate in fiscal 1998 was 31.5%, compared with 23.3% in fiscal 1997. For fiscal 1997, the effective tax rate before the one time charge for in-process research and development was 35.0%. The lower effective tax rate for fiscal 1998 was primarily due to increases in research and experimental credits and foreign tax credits.

FISCAL 1997 COMPARED WITH FISCAL 1996

     Net Sales. Net sales of $390.1 million in fiscal 1997 increased $45.2 million, or 13% from $344.9 million in fiscal 1996. The net sales increase in fiscal 1997 principally represents contributions from companies that were acquired during the year, which accounted for an approximately 12.0% net sales increase over fiscal 1996. Included in such acquisitions was Medex, acquired on January 2, 1997, which contributed net sales of $9.4 million during the year. The Company's existing businesses realized a slight net sales increase in fiscal 1997, partially offset by a number of strategic divestitures during the course of fiscal 1997.

     Domestically, fiscal 1997 net sales increases were achieved in several of the markets the Company serves, including semiconductors, commercial aircraft, mobile equipment and appliances. In the truck market, the Company was able to maintain approximately the same net sales level as it did in the prior year in a difficult market environment. Furon's net sales to the general industrial and electronic assembly markets declined from fiscal 1996. Excluding Medex, European net sales improved 18% in fiscal 1997. Before the impact of a stronger U.S. dollar, the improvement in European net sales in fiscal 1997 was 26%. The gain principally reflected a full fiscal year's contribution from an acquisition in April 1996. Excluding acquisitions, European net sales were down 7%, or 1% before the impact of unfavorable foreign currency exchange rates.

     Gross Profit. Gross profit of $108.5 million in fiscal 1997 increased $12.7 million, or 13.3%, from $95.8 million in fiscal 1996. The gross profit margin in fiscal 1997 was 27.8%, which was the same gross margin as in fiscal 1996. Excluding the impact of acquisitions and divestitures in fiscal 1996 and fiscal 1997, the gross profit margin declined to 28.2% in fiscal 1997 from 28.5% in fiscal 1996. Higher raw material costs were experienced in fiscal 1997 as compared to fiscal 1996, partially offset by cost reductions in manufacturing labor and overhead, productivity gains and price increases.

     Selling, General and Administrative Expenses. SG&A expenses of $84.3 million in fiscal 1997 increased $6.0 million, or 7.7%, from $78.3 million in fiscal 1996. SG&A expenses as a percentage of net sales declined to 21.6% in fiscal 1997 from 22.7% in fiscal 1996. The increase in SG&A expenses in fiscal 1997 principally represents higher research and development costs, the impact of acquisitions made by the Company and, to a lesser extent, higher selling expenses which were partially offset by lower general and administrative expenses associated with changes made to the Company's operating structure. Research and development expenses of $12.5 million in fiscal 1997 increased $4.0 million, or 47.1% from $8.5 million in fiscal 1996, as the Company continued to focus on new product development in fiscal 1997. Cost reductions were achieved in several categories, including professional fees in connection with various consulting projects, travel and relocation.

     Other Income. Other income of $4.3 million in fiscal 1997 increased $1.0 million from $3.3 million in fiscal 1996. The increase primarily resulted from foreign currency exchange rate gains.

     Interest Expense, Net. Interest expense, net of $2.7 million in fiscal 1997 increased $0.4 million from $2.3 million in fiscal 1996. Primarily as a result of the Medex acquisition, amounts owing under the Company's bank credit facility increased by approximately $131.0 million over the prior year.

     Loss Before Income Taxes. The Company had a $32.2 million loss before income taxes in fiscal 1997, compared to income before income taxes of $18.4 million in fiscal 1996. Excluding the impact of the nonrecurring charges, income before income taxes would have been $25.8 million in fiscal 1997, an increase of $7.4 million, or 40.2%, from $18.4 million in fiscal 1996.

     Provisions for Income Taxes. Provisions for income taxes of $7.5 million in fiscal 1997 increased $2.3 million from $5.2 million in fiscal 1996. The Company's effective tax rate in fiscal 1997 was 23.3% on the loss before income taxes for the year as compared to 28.5% on the income before taxes in fiscal 1996. For fiscal 1997, the effective tax rate before the one time non-deductible charge for in-process research and development was 35%. The lower effective tax rate in fiscal 1996 resulted from the realization of certain reserves and tax credits.

SEGMENT RESULTS

     A discussion of the operations of the business segments follows. The Company operates in two business segments: Industrial Products, including highly engineered seals and bearings, fluid handling components, tapes, films and coated fabrics, hose and tubing, wire and cable, and plastic formed components; and Medical Device Products, including critical care products, and infusion systems for medical and surgical applications. For additional financial information about industry segments and performance in various geographic areas, see Note 11 of the "Notes to Consolidated Financial Statements."

INDUSTRIAL PRODUCTS

                                                    JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                       1998           1997           1996
(IN MILLIONS)                                       -----------    -----------    -----------
Sales.............................................    $377.6         $373.4         $336.9
Operating profit..................................      27.2           19.6           16.2
Operating profit before nonrecurring and
  facilities rationalizations.....................      27.2           22.6           16.2

     Net Sales. Industrial net sales for fiscal 1998 increased $4.2 million, or 1% from fiscal 1997, as a result of a 6% increase in domestic net sales offset by a 7% decline in reported European net sales and the effect of the sale of several businesses in fiscal 1997. Domestically, net sales increases were particularly strong in several of the markets the Company serves including, commercial aircraft, aerospace, truck, food & beverage and general industrial markets. Net sales to the chemical processing and semiconductor markets were down from last year. Improved demand in Europe across most product lines, was not enough to overcome the adverse effect of foreign currency exchange rates, resulting in decreased dollar net sales of 7% (a 4% increase after removing the effect of foreign currency exchange rate changes) over the prior fiscal. When removing the effect of acquisitions and divestitures, fiscal 1998 Industrial Product net sales were 5% higher than in fiscal 1997.

     In fiscal 1997, Industrial Product net sales were 11% higher than in fiscal 1996. Excluding the effect of acquisitions and divestitures net sales increased 1%.

     Gross Profit. The gross profit for fiscal 1998 was 29.1%, an increase from 27.4% in fiscal 1997. This was the result of lower material usage in addition to reduced fixed overhead spending over the prior fiscal. The gross profit percentage decreased to 27.4% for fiscal 1997 from 27.6% in fiscal 1996. This was the net result of higher raw material costs as a percentage of net sales, offset by cost reductions in manufacturing labor and overhead, productivity gains and price increases.

     Selling, General and Administrative Expenses. SG&A expenses increased $2.7 million in fiscal 1998 from the prior fiscal, as a result of higher product development and general and administrative expenses. Increased general and administrative expense was primarily the result of several categories, including higher performance based incentive compensation, legal and professional fees in connection with various projects, partially offset by reduced commissions and travel costs. Investments in research and development were up, as the Company continued to increase its focus on new product development. SG&A expenses as a percentage of net sales increased to 21.9% in fiscal 1998, compared with 21.4% for fiscal 1997 and decreased from fiscal 1996 of 22.8%. After removing the effect of acquisitions and divestitures, SG&A expenses were 21.7%, 21.8% and 23.7% for fiscals 1998, 1997 and 1996, respectively.

     Operating Profit, before Nonrecurring Charges and Facilities Rationalization. Operating profit, before nonrecurring charges and facilities rationalization, increased 20.4% to $27.2 million in fiscal 1998 from $22.6 million a year earlier. Operating profit, before nonrecurring charges and facilities rationalization, as a percent of net sales increased to 7.2% in fiscal 1998 from 6.0% in fiscal 1997. The improvement in profitability reflects higher net sales volumes and margins that were more than sufficient to offset increased operating and other expenses. Operating profit, before nonrecurring charges and facilities rationalization, also increased 40% to $22.6 million in fiscal 1997 from $16.2 million in fiscal 1996. Operating profit, before nonrecurring charges and facilities rationalization, as a percent of net sales increased to 6.0% in fiscal 1997 from 4.8% in fiscal 1996.

MEDICAL DEVICE PRODUCTS

                                                            JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                               1998           1997           1996
(IN MILLIONS)                                               -----------    -----------    -----------
Sales.....................................................     108.0          $16.7          $8.0
Operating profit (loss)...................................      14.2          (53.5)          1.2
Operating profit before nonrecurring and facilities
  rationalizations........................................      13.6            1.6           1.2

     In January 1997, as part of its strategy to leverage its materials and manufacturing technology expertise into other attractive market segments, the Company acquired Medex, a leading manufacturer of polymer based medical device products sold to end-users in the domestic and European healthcare markets, such as hospitals and alternate site healthcare facilities. Prior to the acquisition of Medex, the Company's medical device products business was substantially smaller and focused on medical OEMs as opposed to end users. Consequently, fiscal 1998 includes twelve months of Medex, fiscal 1997 includes just one month of Medex and fiscal 1996 excludes Medex completely. As a result, comparisons for year to year are somewhat distorted.

     Net Sales. Net sales for fiscal 1998 increased over five fold, substantially all due to the Medex acquisition in January, 1997, over the same period of the prior year. Also included in the current year is the effect of two small companies acquired during the third quarter of fiscal 1998, SDM and AS Medical, which are now operating as part of the Medical Device Product segment. Unfavorable foreign exchange rates, particularly in Germany, also had a negative impact on net sales.

     In fiscal 1997, Medical Device Product net sales doubled over fiscal 1996 and again was substantially all due to the Medex acquisition completed on January 2, 1997.

     Gross Profit. The gross profit margin for fiscal 1998 was 43.0%, an increase from 36.3% in fiscal 1997. This was the result of significantly higher margins earned by Medex and the full fiscal 1998 year effect of the Medex acquisition over the prior year. The gross profit percentage increased to 36.3% for fiscal 1997 from 33.5% in fiscal 1996.

     Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales increased to 30.5% in fiscal 1998, compared with 26.5% for fiscal 1997 and 18.0% for fiscal 1996. The increase in fiscal 1998 operating expenses as a percentage of net sales from the prior year is primarily the result of the Medex addition. SG&A expenses at Medex as a percentage of net sales were 31.7% in fiscal 1998, compared with 34.9% in fiscal 1997. In connection with the Medex acquisition, a comprehensive review of expenses was performed in January 1997. This resulted in significant cost reductions which were reflected in the results of fiscal 1998.

     Operating Profit, before Nonrecurring Charges and Facilities Rationalization. Operating profit, before nonrecurring charges and facilities rationalization, increased over seven fold to $13.6 million in fiscal 1998 from $1.6 million a year earlier. Operating profit, before nonrecurring charges and facilities rationalization, as a percent of net sales increased to 12.6% in fiscal 1998 from 9.6% in fiscal 1997. The improvement in profitability reflects a full year of the Medex acquisition. Operating profit, before nonrecurring charges and facilities rationalization, also increased to $1.6 million in fiscal 1997 from $1.2 million in fiscal 1996. Operating profit, before nonrecurring charges and facilities rationalization, as a percent of net sales decreased to 9.6% in fiscal 1997 from 15% in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with its acquisition of Medex, the Company entered into a $250.0 million credit facility. The Company borrowed approximately $160.0 million under this facility to fund the acquisition. At the end of fiscal 1998, there was $142.0 million outstanding under the facility. During fiscal 1998, the Company reduced outstanding borrowings under the credit facility by $27.0 million. For fiscal 1998, the weighted average interest rate on the loans under the credit facility was 6.5%.

     Subsequent to fiscal 1998, the Company completed the Offering of its Notes (see Note 5 to the consolidated financial statements). The net proceeds from the Offering were approximately $121.7 million.

     In conjunction with the Offering subsequent to year end, the Company amended the credit facility to, among other things, reduce the maximum principal amount available from $250.0 million to $200.0 million (the "Credit Facility"). The Company used the net proceeds of the Offering to repay a portion of existing indebtedness under the Credit Facility. At January 31, 1998, borrowings under the Credit Facility, after giving effect to the Offering and application of the net proceeds therefrom, totaled approximately $20.3 million and additional amounts available for borrowing under the Credit Facility totaled $179.7 million. Amounts borrowed under the Credit Facility mature November 12, 2001. The Notes mature March 1, 2008.

     Cash provided by operating activities. Cash provided by operating activities in fiscal 1998 increased $6.3 million from $44.0 million in fiscal 1997. This increase is primarily due to both increased net income as a result of the acquisition of Medex and increased profitability from the sale of industrial products.

     Cash used in investing activities. Cash used in investing activities in fiscal 1998 included the acquisition of SDM, AS, and Premier Python Products Ltd. for approximately $17.9 million. During fiscal 1998, the Company also invested $13.4 million in renovation of existing facilities, leasehold improvements and the replacement of existing equipment. Capital expenditures in fiscal 1998 decreased to $13.4 million from $18.9 million in fiscal 1997.

     The Company believes that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and principal and interest payments on its loans payable to banks and the Notes. The Company continually evaluates its employment of capital resources, including asset management and other sources of financing.

CONTINGENCIES

     For information regarding environmental matters and other contingencies, see the sections entitled "Business -- Governmental Regulation" and "Legal Proceedings" in Part I.

     While the year 2000 considerations are not expected to materially impact Furon's internal operations, they may have an effect on some of our customers and suppliers, and thus indirectly affect Furon. It is not possible to quantify the aggregate cost to Furon with respect to customers and suppliers with year 2000 problems, although the Company does not anticipate it will have a material adverse impact on the Company's business, financial condition or results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Furon Company

     We have audited the accompanying consolidated balance sheets of Furon Company as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Furon Company at January 31, 1998 and February 1, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/  ERNST & YOUNG LLP

Orange County, California
March 16, 1998

                                 FURON COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED
                                                           ------------------------------------------
                                                           JANUARY 31,    FEBRUARY 1,     FEBRUARY 3,
                                                              1998            1997           1996
                                                           -----------    ------------    -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales................................................   $485,631        $390,105       $344,886
Cost of sales............................................    329,325         281,581        249,102
                                                            --------        --------       --------
Gross profit.............................................    156,306         108,524         95,784
Selling, general and administrative expenses.............    115,555          84,325         78,337
Write-off of acquired in-process research and
  development............................................         --          53,700             --
Nonrecurring charges and facilities rationalization......       (660)          4,329             --
Other (income) expense...................................     (1,114)         (4,265)        (3,282)
Interest expense, net....................................     10,788           2,669          2,315
                                                            --------        --------       --------
Income (loss) before income taxes........................     31,737         (32,234)        18,414
Provision for income taxes...............................      9,997           7,517          5,245
Net income (loss)........................................   $ 21,740        $(39,751)      $ 13,169
                                                            ========        ========       ========
Basic income (loss) per share............................   $   1.22        $  (2.24)      $   0.75
                                                            ========        ========       ========
Diluted income (loss) per share..........................   $   1.16        $  (2.24)      $   0.73
                                                            ========        ========       ========

See accompanying notes.

                                 FURON COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1998           1997
                                                              -----------    -----------
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents.................................   $     --       $     --
  Accounts receivable, less allowance for doubtful accounts
     of $1,741 in 1998 and $2,093 in 1997...................     75,661         71,323
  Inventories...............................................     54,704         58,611
  Deferred income taxes.....................................     11,052         10,411
  Prepaid expenses and other assets.........................      4,959          5,389
                                                               --------       --------
          Total current assets..............................    146,376        145,734
Property, plant and equipment, at cost:
  Land......................................................      6,976          7,096
  Buildings and leasehold improvements......................     31,493         30,712
  Machinery and equipment...................................    158,999        152,998
                                                               --------       --------
                                                                197,468        190,806
  Less accumulated depreciation and amortization............    (87,832)       (76,214)
                                                               --------       --------
Net property, plant and equipment...........................    109,636        114,592
Intangible assets, at cost, less accumulated amortization of
  $35,354 in 1998 and $29,971 in 1997.......................     83,129         74,640
Other assets................................................      7,208          8,385
                                                               --------       --------
          Total assets......................................   $346,349       $343,351
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash, less checks outstanding.............................   $  1,025       $  1,665
  Accounts payable..........................................     25,384         24,319
  Salaries, wages and related benefits payable..............     18,203         14,141
  Income taxes payable......................................      4,228          1,880
  Current portion of long-term debt.........................        966          1,001
  Facility rationalization and severance....................     10,091         10,369
  Other current liabilities.................................     14,035         13,535
                                                               --------       --------
          Total current liabilities.........................     73,932         66,910
Long-term debt..............................................    148,657        176,983
Other long-term liabilities.................................     23,883         21,933
Deferred income taxes.......................................     18,738         16,181
Commitments and contingencies
Stockholders' equity:
  Preferred stock without par value, 2,000,000 shares
     authorized, none issued or outstanding.................         --             --
  Common stock without par value, 30,000,000 shares
     authorized, 18,227,898 and 18,006,280 shares issued and
     outstanding in 1998 and 1997, respectively.............     40,864         38,787
  Foreign currency translation adjustment...................     (2,536)          (977)
  Unearned ESOP shares......................................     (3,229)        (3,224)
  Unearned compensation.....................................       (232)          (238)
  Additional pension liability..............................     (1,700)        (1,413)
  Retained earnings.........................................     47,972         28,409
                                                               --------       --------
          Total stockholders' equity........................     81,139         61,344
                                                               --------       --------
          Total liabilities and stockholders' equity........   $346,349       $343,351
                                                               ========       ========

See accompanying notes.

                                 FURON COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      FOREIGN
                                 COMMON STOCK        CURRENCY     UNEARNED                  ADDITIONAL                  TOTAL
                             --------------------   TRANSLATION     ESOP       UNEARNED      PENSION     RETAINED   STOCKHOLDERS'
                               SHARES     AMOUNT    ADJUSTMENT     SHARES    COMPENSATION   LIABILITY    EARNINGS      EQUITY
                             ----------   -------   -----------   --------   ------------   ----------   --------   -------------
BALANCE AT JANUARY 28,
  1995.....................  17,600,328   $36,280     $   419     $(3,112)      $(885)       $  (379)    $ 59,276     $ 91,599
                             ----------   -------     -------     -------       -----        -------     --------     --------
Cash dividends.............          --        --          --          --          --             --       (2,131)      (2,131)
Exercise of stock
  options..................     180,624     1,133          --          --          --             --           --        1,133
Retired shares.............     (23,704)     (251)         --          --          --             --           --         (251)
Grant of restricted
  shares...................      21,220       215          --          --        (215)            --           --           --
Cancellations of restricted
  shares...................     (26,840)     (212)         --          --         112             --           --         (100)
Stock issued under Employee
  Stock Purchase Plan......      62,182       410          --          --          --             --           --          410
Amortization of unearned
  compensation.............          --        --          --          --         432             --           --          432
Foreign currency
  translation adjustment...          --        --         (16)         --          --             --           --          (16)
Loan to ESOP, net..........          --        --          --         (93)         --             --           --          (93)
Minimum pension liability
  adjustment...............          --        --          --          --          --         (1,270)          --       (1,270)
Net income.................          --        --          --          --          --             --       13,169       13,169
                             ----------   -------     -------     -------       -----        -------     --------     --------
BALANCE AT FEBRUARY 3,
  1996.....................  17,813,810    37,575         403      (3,205)       (556)        (1,649)      70,314      102,882
                             ----------   -------     -------     -------       -----        -------     --------     --------
Cash dividends.............          --        --          --          --          --             --       (2,154)      (2,154)
Exercise of stock
  options..................     218,608     1,690          --          --          --             --           --        1,690
Retired shares.............     (77,500)     (836)         --          --          --             --           --         (836)
Grant of restricted
  shares...................       8,556       102          --          --        (102)            --           --           --
Cancellations of restricted
  shares...................     (25,670)     (206)         --          --          67             --           --         (139)
Stock issued under Employee
  Stock Purchase Plan......      68,476       462          --          --          --             --           --          462
Amortization of unearned
  compensation.............          --        --          --          --         353             --           --          353
Foreign currency
  translation adjustment...          --        --      (1,380)         --          --             --           --       (1,380)
Loan to ESOP, net..........          --        --          --         (19)         --             --           --          (19)
Minimum pension liability
  adjustment...............          --        --          --          --          --            236           --          236
Net loss...................          --        --          --          --          --             --      (39,751)     (39,751)
                             ----------   -------     -------     -------       -----        -------     --------     --------
BALANCE AT FEBRUARY 1,
  1997.....................  18,006,280    38,787        (977)     (3,224)       (238)        (1,413)      28,409       61,344
                             ----------   -------     -------     -------       -----        -------     --------     --------
Cash dividends.............          --        --          --          --          --             --       (2,177)      (2,177)
Exercise of stock
  options..................     132,708     1,177          --          --          --             --           --        1,177
Retired shares.............     (33,104)     (410)         --          --          --             --           --         (410)
Grant of restricted
  shares...................      19,632       282          --          --        (282)            --           --           --
Cancellations of restricted
  shares...................     (10,690)      (93)         --          --          22             --           --          (71)
Stock issued under Employee
  Stock Purchase Plan......     113,072     1,121          --          --          --             --           --        1,121
Amortization of unearned
  compensation.............          --        --          --          --         266             --           --          266
Foreign currency
  translation adjustment...          --        --      (1,559)         --          --             --           --       (1,559)
Loan to ESOP, net..........          --        --          --          (5)         --             --           --           (5)
Minimum pension liability
  adjustment...............          --        --          --          --          --           (287)          --         (287)
Net income.................          --        --          --          --          --             --       21,740       21,740
                             ----------   -------     -------     -------       -----        -------     --------     --------
BALANCE AT JANUARY 31,
  1998.....................  18,227,898   $40,864     $(2,536)    $(3,229)      $(232)       $(1,700)    $ 47,972     $ 81,139
                             ----------   -------     -------     -------       -----        -------     --------     --------

See accompanying notes.

                                 FURON COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED
                                                           -----------------------------------------
                                                           JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                              1998           1997           1996
                                                           -----------    -----------    -----------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss)......................................   $ 21,740       $ (39,751)     $ 13,169
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation........................................     16,641          13,615        11,292
     Amortization........................................      5,679           3,544         3,783
     Provision for losses on accounts receivable.........        265             364           724
     Increase (decrease) in deferred income taxes........        278          (1,417)        2,239
     Write-off of acquired in-process research and
       development.......................................         --          53,700            --
     Nonrecurring charges and facilities
       rationalization...................................       (660)          4,329            --
     (Gain) loss on sale of assets and divestitures......        149              46        (2,385)
  Working capital changes, net of acquisitions and
     disposals:
     Accounts receivable.................................     (4,262)          2,288         2,467
     Inventories.........................................      4,688           5,294        (2,059)
     Accounts payable and accrued liabilities............      3,060          (2,977)       (3,663)
     Income taxes payable................................      4,452           4,276        (1,790)
     Other current assets and liabilities, net...........     (2,501)            474           (43)
                                                            --------       ---------      --------
                                                               5,437           9,355        (5,088)
  Changes in other long-term operating assets and
     liabilities.........................................        796             238         1,783
                                                            --------       ---------      --------
          Net cash provided by operating activities......     50,325          44,023        25,517
INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired........    (17,850)       (157,752)      (43,497)
  Purchases of property, plant and equipment.............    (13,401)        (18,936)      (13,570)
  Proceeds from sale of businesses.......................     11,920           4,204         8,517
  Proceeds from sale of equipment........................        472           1,563           334
  Proceeds from notes receivable.........................         --             286           844
  Increase in notes receivable...........................       (155)           (444)         (242)
                                                            --------       ---------      --------
          Net cash used in investing activities..........    (19,014)       (171,079)      (47,614)
FINANCING ACTIVITIES
  Proceeds from long-term debt...........................     19,158         182,000        46,756
  Principal payments on long-term debt...................    (47,648)        (51,430)      (29,506)
  Deferred debt costs....................................         --          (1,326)           --
  Proceeds from issuance of common stock.................        807             715           782
  Principal payments received from ESOP..................        529             458           384
  Dividends paid on common stock.........................     (2,177)         (2,154)       (2,131)
  Loan to ESOP...........................................       (621)           (566)         (579)
                                                            --------       ---------      --------
          Net cash provided by (used in) financing
            activities...................................    (29,952)        127,697        15,706
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................     (1,359)           (641)          (84)
                                                            --------       ---------      --------
DECREASE IN CASH AND CASH EQUIVALENTS....................         --              --        (6,475)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........         --              --         6,475
                                                            --------       ---------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................   $     --       $      --      $     --
                                                            ========       =========      ========

See accompanying notes.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Furon Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

  Fiscal Year

     The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g. fiscal year 1998 ended January 31, 1998). Fiscal year 1998 consists of 52 weeks and fiscal years 1997 and 1996 consisted of 52 weeks and 53 weeks, respectively.

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

  Consolidated Statements of Cash Flows

     Excess cash is invested in income-producing investments including commercial paper, money market accounts, overnight repurchase agreements and short-term certificates of deposit with original maturities of less than three months. These investments are stated at cost which approximates market. Included in interest expense, net in the consolidated statements of operations is interest and dividend income of $0.7 million, $0.7 million and $0.6 million, in fiscal years 1998, 1997 and 1996, respectively.

     Interest paid in fiscal years 1998, 1997 and 1996 was $10.6 million, $3.2 million, and $2.9 million, respectively.

     Income taxes paid in fiscal years 1998, 1997 and 1996 were $5.1 million, $3.5 million and $4.1 million, respectively.

  Inventories

     Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                        JANUARY 31,    FEBRUARY 1,
                                                           1998           1997
                                                        -----------    -----------
                                                              (IN THOUSANDS)
Raw materials and purchased parts.....................    $24,781        $22,841
Work-in-process.......................................     11,538         14,121
Finished goods........................................     18,385         21,649
                                                          -------        -------
                                                          $54,704        $58,611
                                                          =======        =======

                                 FURON COMPANY

                                JANUARY 31, 1998

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Property, Plant and Equipment

     Depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings.................................                            25-45 years
Machinery and equipment...................                             3-18 years
Leasehold improvements....................  Term of the lease (including options)

  Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. At January 31, 1998, the Company had no significant concentrations of credit risk.

  Research and Development Costs

     Research and development costs are expensed as incurred. Total research and development expense, including application engineering, for fiscal year 1998, 1997 and 1996 was $14.2 million, $12.5 million and $8.5 million, respectively, and is included in the selling, general and administrative expenses caption in the Consolidated Statements of Operations. Continuous research and development is necessary for the Company to maintain its competitive position.

  Intangible Assets

     Intangible assets acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                                        JANUARY 31,    FEBRUARY 1,
                                                           1998           1997
                                                        -----------    -----------
                                                              (IN THOUSANDS)
Goodwill..............................................    $54,476        $42,016
Other intangible assets...............................     28,653         32,624
                                                          -------        -------
                                                          $83,129        $74,640
                                                          =======        =======

     Goodwill is amortized over 25 years using the straight-line method. Other intangible assets are amortized over periods ranging from 7 to 25 years.

  Translation of Foreign Currencies

     Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The resulting cumulative foreign currency translation adjustment is reported separately in stockholders' equity. Transaction gains and losses included in results of operations were not significant in fiscal year 1998, 1997 and 1996. The functional currency of the Company's foreign operations is the respective local currency.

  Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management evaluates the recoverability of the long-lived assets on an ongoing basis taking into consideration such factors as recent operating results, projected cash flows and plans for future operations. During fiscal year ended January 31, 1998, the Company recorded an impairment loss of $5.0 million on certain operating assets within the Industrial Products segment. The impairment charge

                                 FURON COMPANY

                                JANUARY 31, 1998

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

represented the difference between the carrying value and the estimated fair value based on the sales price for comparable assets and is presented in the nonrecurring charges and facilities rationalization caption in the Consolidated Statements of Operations. Considerable management judgment is necessary in estimating fair value. Accordingly, actual results could vary from such estimates.

  Stock-Based Compensation

     The Company accounts for stock-based employee compensation in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation".

  Revenue Recognition

     The Company recognizes revenues and costs upon the shipment of goods to customers.

  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This Statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income, such as cumulative foreign currency translation and minimum pension liability adjustments. The provisions of this statement are effective beginning with fiscal year 1999 interim reporting. These disclosure requirements will have no impact on the Company's financial position or results of operations.

     During fiscal year 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. All prior year segment information has been restated to conform with SFAS No. 131. See Note 11.

                                 FURON COMPANY

                                JANUARY 31, 1998

 2. ACQUISITIONS AND DISPOSITIONS

  Acquisitions

     During fiscal year ended January 31, 1998 the Company acquired three businesses at a cost of approximately $17.9 million. The acquisitions were accounted for using the purchase method and resulted in $16.6 million of goodwill, which is being amortized using the straight line method over 25 years. The results of operations of these businesses were not material in relation to the Company's consolidated results of operations.

     On January 2, 1997, the Company completed a tender offer for the outstanding shares of Medex, Inc., ("Medex"). The aggregate purchase price of $159.4 million, plus $5.6 million of costs directly attributable to the completion of the acquisition, was allocated to the assets and liabilities acquired, including $6.1 million related to facilities rationalization and severance, using the purchase method of accounting. Of the total purchase price, $53.7 million represented the value of in-process research and development which was expensed at the time of acquisition. The remainder of the purchase price in excess of the estimated fair value of net assets acquired is being amortized using the straight-line method over 25 years. Medex is engaged in the business of manufacturing polymer-based critical care products and infusion systems for medical and surgical applications. Medex's results of operations have been included in the consolidated financial statements since January 2, 1997.

  Dispositions

     During fiscal year ended January 31, 1998 the Company sold the net assets of its Felsted operations for approximately $11.7 million. The sale of the business resulted in a gain of $6.0 million, which was presented in the nonrecurring charges and facilities rationalization caption in the Consolidated Statement of Operations. The Company's consolidated results of operations include the results of the Felsted business through January 29, 1998, the date of sale.

     During fiscal year ended February 1, 1997 the Company sold three businesses for $4.2 million in cash. No gain or loss resulted from these sales.

 3. NONRECURRING CHARGES AND FACILITIES RATIONALIZATION

     In connection with the acquisitions and divestitures made during fiscal years ended January 31, 1998 and February 1, 1997, the Company has developed plans to close and consolidate certain businesses. Operating income for fiscal year 1998 includes total nonrecurring income of approximately $0.7 million. Nonrecurring income includes a $6.0 million gain related to the sale of a business within the Industrial Products segment (see Note 2) and facilities rationalization charges of $5.3 million within the Industrial Products and Medical Device Products segments. Facilities rationalization charges include asset impairment losses of $5.0 million (see Note 1) and other net charges of $0.3 million. Operating income for fiscal year 1997 includes total nonrecurring charges of $4.3 million within the Industrial Products and Medical Device Products Segments. The charges include $1.5 million for severance and $2.8 million for facilities rationalization.

                                 FURON COMPANY

                                JANUARY 31, 1998

 4. INCOME TAXES

     The provision (benefit) for income taxes for the three years ended January 31, 1998 consists of the following:

                                                  CURRENT    DEFERRED    TOTAL
                                                  -------    --------    ------
                                                         (IN THOUSANDS)
1998
Federal.........................................  $5,273     $ 3,581     $8,854
Foreign.........................................   2,046      (1,543)       503
State and local.................................     360         280        640
                                                  ------     -------     ------
                                                  $7,679     $ 2,318     $9,997
                                                  ======     =======     ======
1997
Federal.........................................  $7,535     $(1,730)    $5,805
Foreign.........................................     969          --        969
State and local.................................     529         214        743
                                                  ------     -------     ------
                                                  $9,033     $(1,516)    $7,517
                                                  ======     =======     ======
1996
Federal.........................................  $  954     $ 2,300     $3,254
Foreign.........................................   1,197          --      1,197
State and local.................................     855         (61)       794
                                                  ------     -------     ------
                                                  $3,006     $ 2,239     $5,245
                                                  ======     =======     ======

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate for the following reasons:

                                      JANUARY 31, 1998    FEBRUARY 1, 1997    FEBRUARY 3, 1996
                                      ----------------    ----------------    ----------------
                                       AMOUNT      %       AMOUNT      %       AMOUNT      %
                                      --------   -----    --------   -----    --------   -----
                                                           (IN THOUSANDS)
Statutory federal provision.........  $11,108    35.0     $(11,282)  (35.0)   $ 6,445    35.0
Acquired in-process research and
  development.......................       --      --       18,795    58.3         --      --
State and local taxes, net of
  federal tax benefits..............      662     2.1          667     2.1        801     4.4
Effect of foreign taxes.............     (582)   (1.8)         103     0.3       (164)   (0.9)
Research and experimental credit....     (559)   (1.8)        (230)   (0.7)      (195)   (1.1)
Export sales corporation benefit....     (593)   (1.9)        (456)   (1.4)      (376)   (2.0)
Goodwill............................      440     1.4           --      --         --      --
Realization of reserves due to
  completed audit cycles and closure
  of earlier fiscal years...........       --      --           --      --     (1,200)   (6.5)
Other...............................     (479)   (1.5)         (80)   (0.3)       (66)   (0.4)
                                      -------    ----     --------   -----    -------    ----
                                      $ 9,997    31.5     $  7,517    23.3    $ 5,245    28.5
                                      =======    ====     ========   =====    =======    ====

                                 FURON COMPANY

                                JANUARY 31, 1998

 4. INCOME TAXES (CONTINUED)

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1998           1997
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
DEFERRED TAX LIABILITIES:
  Tax over book depreciation................................   $ (8,776)      $ (7,172)
  Intangible assets.........................................     (7,102)        (7,656)
                                                               --------       --------
          Total liabilities.................................    (15,878)       (14,828)
                                                               --------       --------
DEFERRED TAX ASSETS:
  Inventories...............................................      3,510          3,897
  Net operating losses......................................      2,238            860
  Nonrecurring charges and facilities rationalization.......      1,311          2,281
  Accruals recognized in different periods for tax than
     financial reporting....................................      2,651          3,759
                                                               --------       --------
          Total assets......................................      9,710         10,797
  Valuation allowance for deferred tax assets...............     (1,518)        (1,739)
                                                               --------       --------
          Net deferred tax assets...........................      8,192          9,058
                                                               --------       --------
          Total deferred taxes..............................   $ (7,686)      $ (5,770)
                                                               ========       ========

     Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of certain foreign subsidiaries and affiliates aggregating $7.0 million at January 31, 1998. Management's intention is to reinvest such undistributed earnings outside the United States for an indefinite period except for distributions upon which incremental U.S. income taxes would not be material. Any withholding taxes ultimately paid, which could approximate $0.4 million, may be recoverable as foreign tax credits in the United States.

     U.S. Federal tax return examinations have been completed through January 31, 1994. A subsidiary of the Company has federal net operating loss carryforwards available against its taxable income of approximately $2.0 million that expire from fiscal 2000 through fiscal 2004. The Company also has foreign tax net operating loss carryforwards of approximately $4.5 million which may be carried forward indefinitely for use against future taxable income.

 5. LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1998            1997
                                                              -----------    ------------
                                                                    (IN THOUSANDS)
Loans under bank credit agreements..........................   $142,000        $169,000
Industrial Revenue Bonds....................................      6,175           6,775
Other.......................................................      1,448           2,209
                                                               --------        --------
Total long -- term debt.....................................    149,623         177,984
Less current portion........................................        966           1,001
                                                               --------        --------
Due after one year..........................................   $148,657        $176,983
                                                               ========        ========

     Under a Credit Agreement, dated as of November 12, 1996 (the "Credit Agreement") and amended March 27, 1997, by and among Furon, the lenders party thereto (the "Lenders") and The Bank of New York

                                 FURON COMPANY

                                JANUARY 31, 1998

 5. LONG-TERM DEBT (CONTINUED)

("BNY"), as Swing Line Lender and as Administrative Agent, Furon may borrow up to an aggregate principal amount not to exceed $250.0 million (the "Facility").

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

     The Credit Agreement provides for the payment of a commitment fee of a certain rate per annum subject to performance grid pricing on the average daily unused amount of the Facility. At January 31, 1998, the unused portion of the credit facility was $108.0 million. Borrowing rates during the year ranged from 6.1% to 8.5% (6.4% at January 31, 1998).

     At January 31, 1998, the outstanding principal balance of the Industrial Revenue Bonds consisted of two separate bond issues. The first outstanding issue is at $2.4 million with varying annual principal payments due June 1998 through June 2002 and annual interest at an average rate of 6.3%. The issue is secured by a $2.6 million bank letter of credit. Any borrowings made under the letter of credit bear interest at the bank's prime rate plus two percent and are secured by land and buildings with an approximate market value of $3.3 million. The letter of credit agreement automatically renews every month through the maturity of the bond, subject to a 13-month notification from the issuer of their intention not to renew the letter. The second outstanding issue is at $3.8 million with annual principal payments of $0.2 million due July 1998 through July 2016 and bears interest at a weekly competitive adjustable rate. The issue is secured by a $3.8 million bank letter of credit which is secured by land and buildings with an approximate market value of $2.5 million and expires in July 2001. Any borrowings under the letter of credit bear interest at a weekly adjustable rate.

     Subsequent to year end, on March 4, 1998, the Company issued $125.0 million of 8.125% Senior Subordinated Notes due March 1, 2008 (the "Offering"). The Credit Agreement was amended and the Facility was reduced to provide for borrowings up to a maximum principal amount of $200.0 million on February 3, 1998 in connection with the Offering. The Company used the net proceeds of the Offering to repay a portion of existing indebtedness under the Company's amended Credit Agreement.

 6. COMMITMENTS AND CONTINGENCIES

     At January 31, 1998, the Company is obligated under non-cancelable leases of real property and equipment used in its operations for minimum annual rentals plus insurance and taxes. Amounts payable under these obligations are as follows:

       FISCAL YEARS ENDED          IN THOUSANDS
       ------------------          ------------
1999.............................    $ 8,859
2000.............................      6,904
2001.............................      5,272
2002.............................      4,277
2003.............................      3,405
Thereafter.......................     25,998

                                 FURON COMPANY

                                JANUARY 31, 1998

 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Certain leases contain escalation provisions for periodic adjustments based on certain indices. Rental expense for operating leases for the three years in the period ended January 31, 1998 was $10.1 million, $8.7 million and $8.6 million, respectively.

     At January 31, 1998, the Company is obligated under irrevocable letters of credit totaling $8.5 million, including those related to the Industrial Revenue Bonds as described in Note 5.

     At January 31, 1998, the Company had approximately $0.8 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc with varying maturities up to six months. Net unrealized gains/losses from hedging activities were not material as of January 31, 1998.

     The Company is currently involved in various litigation. Management of the Company is of the opinion that the ultimate resolution of such litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The manufacture and sale of healthcare products like the MEDEX critical care accessories and infusion systems are subject to regulation by the U.S. Food and Drug Administration ("FDA") and certain foreign agencies. These regulations range from prescribing "good manufacturing practices" to generally requiring FDA clearance of new healthcare products before they can be marketed. Medex has historically been able to seek this clearance for its products through the FDA's "510(k)" pre-market notification program which, as compared to the FDA's pre-market approval process, requires less time and the submission of limited clinical and supporting information. The Company expects any new Medex products to continue to qualify for the 510(k) pre-market notification program. The FDA routinely conducts inspections to confirm compliance with its regulations and failure to comply with them can, among other things, result in product recalls and bans, operating restrictions, and civil and criminal penalties. The Company believes that Medex is currently in compliance with these governmental regulations.

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

     As of January 31, 1998, the Company's reserves for environmental matters totaled approximately $1.7 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including the following "superfund" waste disposal sites: Solvents Recovery Service of New England in Southington, Connecticut; Gallup's Quarry in Plainfield, Connecticut; Davis Liquid Waste and Picillo in Coventry, Rhode Island; Malvern in Malvern, Pennsylvania; and Granville in Granville, Ohio. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its environmental reserves should be sufficient to cover the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to

                                 FURON COMPANY

                                JANUARY 31, 1998

 6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

 7. EARNINGS PER SHARE

     On November 20, 1997, the Company's Board of Directors approved a two-for-one stock split. One share of the Company's common stock for each full share of common stock outstanding to holders of record on December 2, 1997 was distributed on December 16, 1997. Accordingly, all numbers of Common Shares, and all per share data have been restated to reflect this stock split.

     The calculation of earnings per share is presented below:

                                                                         YEARS ENDED
                                                      --------------------------------------------------
                                                       JANUARY 31,       FEBRUARY 1,       FEBRUARY 3,
                                                           1998              1997              1996
                                                      --------------    --------------    --------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net income (loss)...................................   $    21,740       $   (39,751)      $    13,169
                                                       ===========       ===========       ===========
Weighted average shares outstanding for basic income
  per share.........................................    17,863,570        17,771,538        17,457,394
                                                       -----------       -----------       -----------
Effect of dilutive securities:
Employee stock options and awards...................       885,640                --           623,130
                                                       -----------       -----------       -----------
Weighted average shares outstanding for diluted
  income
  per share.........................................    18,749,210        17,771,538        18,080,524
                                                       ===========       ===========       ===========
Basic income (loss) per share.......................   $      1.22       $     (2.24)      $      0.75
                                                       ===========       ===========       ===========
Diluted income (loss) per share.....................   $      1.16       $     (2.24)      $      0.73
                                                       ===========       ===========       ===========

 8. STOCK COMPENSATION PLANS

     At January 31, 1998, the Company has three stock-based compensation plans (two stock incentive plans and an Employee Stock Purchase Plan), which are described below. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for the Company's stock option awards under its stock incentive plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and diluted income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                           1998        1997       1996
                                                          -------    --------    -------
Net income (loss)                      As reported        $21,740    $(39,751)   $13,169
                                       Pro forma           20,904     (40,236)    13,005

Diluted income (loss) per share        As reported        $  1.16    $  (2.24)   $  0.73
                                       Pro forma             1.12       (2.27)      0.72

     The stock-based compensation reflected in the above pro forma information may not be indicative of such compensation in future periods as it only reflects options granted in fiscal 1998, 1997, and 1996.

                                 FURON COMPANY

                                JANUARY 31, 1998

 8. STOCK COMPENSATION PLANS (CONTINUED)

  Stock Incentive Plans

     The Company has a 1995 Stock Incentive Plan and a 1982 Stock Incentive Plan. Under both plans, the Compensation Committee, appointed by the Board of Directors, is authorized to grant awards to any officer or key employee of the Company. Awards granted can take the form of non-qualified stock options, stock appreciation rights, restricted stock awards ("RSAs"), and performance share awards. The 1995 Stock Incentive Plan does not provide for depreciation rights and tax-offset bonuses which are components of the 1982 Stock Incentive Plan. The 1995 Stock Incentive Plan provides for the annual grant of awards in a maximum number of shares of common stock of 1.8% of the Company's issued and outstanding shares as of the last day of the preceding fiscal year, commencing with the fiscal year beginning February 4, 1996. Options are granted at a price equal to 100% of the fair market value at the date of grant and become exercisable not earlier than six months after the award date and vest at a rate of 25% per year. The options shall remain exercisable until the expiration date but not later than ten years after the award date.

     At January 31, 1998, 335,738 RSAs have been granted (of which 93,052 have been canceled) under the Stock Incentive Plans. The issuance of these RSAs resulted in $1.9 million (net of cancellations) of unearned compensation which is being amortized over the five year period in which the awards vest.

     The fair value of each stock option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1998, 1997, and 1996, respectively: dividend yield of 1.1%, 1.2% and 1.2%; expected volatility of 26%, 38% and 37%; risk-free interest rates of 6.6%, 6.3%, and 7.1%; and expected lives of 6 years for all option grants.

     A summary of the status of the Company's non-qualified stock option plans as of January 31, 1998 and February 1, 1997, and changes during the years ending on those dates is presented below:

                                    1998                          1997                          1996
                         ---------------------------   ---------------------------   ---------------------------
                                        WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                         AVERAGE                       AVERAGE                       AVERAGE
                           SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                         ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at
  beginning of year....   1,537,424       $ 7.70        1,501,032       $7.08         1,458,656       $6.40
Granted................     328,500        10.75          273,000        9.88           236,000        9.69
Exercised..............    (132,708)        6.54         (218,608)       5.95          (180,624)       4.81
Forfeited..............     (41,750)        9.89          (18,000)       9.74           (13,000)       9.69
                         ----------                    ----------                    ----------
Outstanding at end of
  year.................   1,691,466         8.33        1,537,424        7.70         1,501,032        7.08
                         ==========                    ==========                    ==========
Options exercisable at
  year-end.............   1,064,466                     1,012,548                     1,063,032
                         ==========                    ==========                    ==========
Weighted-average fair
  value of options
  granted during the
  year.................  $     3.76                    $     4.14                    $     4.16
                         ==========                    ==========                    ==========

                                 FURON COMPANY

                                JANUARY 31, 1998

 8. STOCK COMPENSATION PLANS (CONTINUED)

     The following table summarizes information about stock options outstanding at January 31, 1998:

                       OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
------------------------------------------------------------------   ------------------------------
                               WEIGHTED AVERAGE
   RANGE OF        NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$5.58 - $ 6.75      673,416       2.2 years            $6.17            673,416         $6.17
 8.13 -  11.38    1,018,050       7.6 years             9.77            391,050          9.08
 5.58 -  11.38    1,691,466       5.5 years             8.33          1,064,466          7.24

  Employee Stock Purchase Plan

     Effective November 1, 1994 the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Annually, on October 31, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on November 1 (grant date) or October 31 (exercise date). The aggregate number of shares purchased by an employee may not exceed 10,000 shares annually (subject to limitations imposed by the Internal Revenue Code). The Employee Stock Purchase Plan expires on October 31, 2004. A total of 400,000 shares are available for purchase under the plan. There were 113,072, 68,476 and 62,182 shares issued under the plan during fiscal years 1998, 1997 and 1996, respectively. Compensation expense is recognized for the fair value of the employee's purchase rights, estimated using the Black-Scholes model, with the following assumptions for fiscal years 1998, 1997 and 1996, respectively: dividend yield of 0.6%, 1.1% and 1.5%; expected life of 1 year for all years; expected volatility of 32%, 33% and 31%; and risk-free interest rates of 5.6%, 5.4% and 5.3%. The weighted-average fair value of those purchase rights granted in fiscal years 1998, 1997 and 1996 was $2.81, $2.88 and $2.11, respectively.

SHAREHOLDERS' RIGHTS PLAN

     On March 21, 1989, the Board of Directors authorized the distribution of one right for each outstanding share of common stock under the Shareholders' Rights Plan. The rights which were distributed on May 23, 1989, become exercisable ten business days after (i) a person has acquired or obtained the right to acquire 20% or more of the Company's general voting power without approval by the Board of Directors, or (ii) a tender or exchange offer which would make a person the beneficial owner of 30% or more of the Company's general voting power, whichever is earlier. When exercisable, each right entitles the shareholder to purchase one-fourth of a share of common stock at a price of $6.88, subject to adjustment. In the event the Company engages in certain business combinations or a 20% shareholder engages in certain transactions with the Company, each holder of a right (other than those of the acquiring person) shall have the right to receive, upon the exercise thereof and payment of four times the then current exercise price, that number of shares of common stock of the surviving Company's common stock which at the time of such transaction would have a market value of two times such price paid.

 9. EMPLOYEE BENEFIT PLANS

     The Company and its subsidiaries sponsor various qualified plans which cover substantially all of its domestic employees including a profit-sharing/retirement plan, an employee stock ownership plan, and an employee stock purchase plan as described in Note 8. The Company also sponsors a nonqualified defined benefit plan covering certain employees.

                                 FURON COMPANY

                                JANUARY 31, 1998

 9. EMPLOYEE BENEFIT PLANS (CONTINUED)

  Profit-Sharing/Retirement Plan

     The Company has a Profit Sharing/Retirement Plan which provides for an employee salary deferral contribution and Company contributions. Employees are permitted to contribute a percentage of their compensation as defined by the Plan Documents. Contributions made by the Company are based on the Company's performance and are at the discretion of the Board of Directors. Total Company contributions for fiscal 1998, 1997 and 1996 were $2.8 million, $2.2 million and $1.9 million, respectively, and combined Company and employee contributions were $8.2 million, $6.3 million and $5.4 million, respectively. At January 31, 1998, the Company has committed to fund at least $5.0 million of combined Company and employee contributions to the Profit Sharing/Retirement Plan.

  Employee Stock Ownership Plan

     The Company sponsors an Employee Stock Ownership Plan ("ESOP") covering substantially all of its employees (subject to certain limitations). The Company annually contributes amounts sufficient to cover principal and interest on loans made to the ESOP as determined by the Board of Directors.

     Prior to December 31, 1992, the Company loaned the ESOP $3.7 million ($1.2 million outstanding at January 31, 1998) to purchase 622,000 shares of stock, at interest rates ranging from 7.83% to 9.12%. The loans are payable in ten annual installments of principal and interest. The plan subsequently entered into loan agreements with the Company according to the table below. The proceeds of the loans were used to purchase shares of stock from a former officer and director of the Company. These loans are payable in ten annual installments of principal and interest beginning in fiscal 1996. Shares are released and allocated to participant accounts annually as loan repayments are made.

                                         INTEREST     ORIGINAL       OUTSTANDING AT
               LOAN DATE                   RATE      LOAN AMOUNT    JANUARY 31, 1998    SHARES PURCHASED
               ---------                 --------    -----------    ----------------    ----------------
June 9, 1994...........................    7.52%     $  217,500        $  169,815            30,000
August 26, 1994........................    7.67         268,125           213,567            30,000
November 23, 1994......................    7.45         322,500           264,115            30,000
June 14, 1995..........................    7.31         231,250           199,646            20,000
September 5, 1995......................    6.91         206,250           182,005            20,000
December 14, 1995......................    6.36         141,563           128,352            15,000
March 26, 1996.........................    6.07         322,500           300,275            30,000
June 11, 1996..........................    7.04         243,750           228,168            20,000
June 3, 1997...........................    6.80         266,250           266,250            20,000
August 29, 1997........................    6.39         355,000           355,000            20,000
                                                     ----------        ----------           -------
                                                     $2,574,688        $2,307,193           235,000
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

                                 FURON COMPANY

                                JANUARY 31, 1998

 9. EMPLOYEE BENEFIT PLANS (CONTINUED)

earnings and the unallocated shares are considered outstanding in the calculation of earnings per share. The adoption of the SOP did not have a material impact on the consolidated financial statements.

     Of the leveraged shares acquired prior to fiscal 1994, 303,282 and 182,462 are allocated and unallocated, respectively, at January 31, 1998. Of the leveraged shares acquired beginning in fiscal 1994, there were 27,350 allocated shares, 51,257 committed-to-be-released shares, and 156,393 unallocated shares at January 31, 1998. The fair value of unallocated shares was $3.0 million at January 31, 1998. Total compensation cost recognized by the Company during fiscal 1998, 1997 and 1996, which consists of the annual contribution and plan administrative costs, net of dividend income on unallocated and forfeited shares, totaled $0.9 million, $0.8 million and $0.7 million, respectively.

  Supplemental Executive Retirement Plan

     In fiscal 1987, the Company adopted an unfunded executive defined benefit retirement plan for certain key officers of the Company, which provides for benefits which supplement those provided by the Company's other retirement plans. Benefits payable under the plan are based upon compensation levels and length of service of the participants.

     In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional liability of approximately $2.5 million and $2.0 million in fiscal 1998 and 1997, respectively, which represents the excess of the accumulated benefit obligation over previously recognized accrued pension costs. In 1998 and 1997, the excess of additional pension liability over the unrecognized net transition obligation has been recorded as a component of stockholders' equity.

     Actuarial present value of benefit obligations are as follows:

                                                        JANUARY 31,    FEBRUARY 1,
                                                           1998           1997
                                                        -----------    -----------
                                                              (IN THOUSANDS)
Vested benefit obligation.............................    $ 9,365        $ 8,364
                                                          =======        =======
Accumulated benefit obligation........................    $ 9,435        $ 8,527
                                                          =======        =======
Unfunded projected benefit obligation.................    $ 9,902        $ 8,781
Unrecognized net loss.................................     (2,167)        (1,667)
Unrecognized prior service cost.......................       (237)            --
Unrecognized net transition obligation................       (524)          (608)
                                                          -------        -------
                                                            6,974          6,506
Additional minimum liability..........................      2,461          2,021
                                                          -------        -------
Accrued pension cost..................................    $ 9,435        $ 8,527
                                                          =======        =======
Assumptions:
  Discount rate.......................................       7.25%          7.75%
  Salary increase rate................................       5.00%          5.00%

                                 FURON COMPANY

                                JANUARY 31, 1998

 9. EMPLOYEE BENEFIT PLANS (CONTINUED)

     Net periodic pension costs for fiscal 1998, 1997 and 1996 are as follows:

                                                           YEARS ENDED
                                            -----------------------------------------
                                            JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                               1998           1997           1996
                                            -----------    -----------    -----------
                                                         (IN THOUSANDS)
Service cost..............................     $ 38           $ 41           $ 37
Interest cost.............................      669            638            618
Net amortization and deferral.............      170            192            211
                                               ----           ----           ----
                                               $877           $871           $866
                                               ====           ====           ====

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                              DILUTED
                                                            INCOME (LOSS)    NET INCOME    INCOME (LOSS)
                               NET SALES    GROSS PROFIT    BEFORE TAXES       (LOSS)      PER SHARE(A)
                               ---------    ------------    -------------    ----------    -------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED JANUARY 31, 1998
1st Quarter..................  $119,649       $38,319         $   7,541       $  4,977         $0.27
2nd Quarter..................   118,696        38,482             7,351          5,224          0.28
3rd Quarter..................   123,209        38,905             7,978          5,465          0.29
4th Quarter..................   124,077        40,600             8,867(b)       6,074          0.32
YEAR ENDED FEBRUARY 1, 1997
1st Quarter..................  $ 94,763       $26,497         $   6,906       $  4,558         $0.25
2nd Quarter..................    96,216        26,046             5,901          3,895          0.22
3rd Quarter..................    96,227        25,668             6,144          4,055          0.22
4th Quarter..................   102,899        30,313           (51,185)(c)    (52,259)        (2.93)

---------------
(a) Diluted income (loss) per share is computed independently for each of the quarters based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year diluted income (loss) per share amount.

(b) The fourth quarter of fiscal year ended January 31, 1998 includes a $6.0 million gain related to the sale of a business and facilities rationalization charges of $5.3 million as described in Note 3.

(c) The fourth quarter of fiscal year ended February 1, 1997 includes the write-off of acquired in-process research and development of $53.7 million and nonrecurring charges of $4.3 million as described in Notes 2 and 3.

11. SEGMENT INFORMATION

     The factors impacting the Company's basis for reportable segments include separate management teams, infrastructures, and discrete financial information about each. Additionally, the long-term financial performance of the Medical Device Products segment is affected by an environment governed by regulatory standards.

     The Company operates in two business segments: Industrial Products, including highly engineered seals and bearings, fluid handling, components, tapes, films and coated fabrics, hose and tubing, wire and cable, and plastic formed components; and Medical Device Products, including critical care products and infusion systems for medical and surgical applications.

                                 FURON COMPANY

                                JANUARY 31, 1998

11. SEGMENT INFORMATION (CONTINUED)

     Sales, operating profit (loss), interest expense, identifiable assets, capital expenditures, depreciation and amortization are set forth in the following table:

                                            INDUSTRIAL    MEDICAL DEVICE
                                             PRODUCTS        PRODUCTS        ADJUSTMENTS    CONSOLIDATED
                                            ----------    ---------------    -----------    ------------
                                                                   (IN THOUSANDS)
JANUARY 31, 1998:
  Sales to unaffiliated customers.........   $377,622        $108,009                         $485,631
  Operating profit........................     27,215          14,196                           41,411
  Interest expense, net...................         --              --          $10,788          10,788
  Identifiable assets.....................    212,941         133,408                          346,349
  Capital expenditures....................      9,438           3,963                           13,401
  Depreciation and amortization...........     16,136           6,184                           22,320
FEBRUARY 1, 1997:
  Sales to unaffiliated customers.........   $373,419        $ 16,686                         $390,105
  Operating profit (loss).................     19,649         (53,479)                         (33,830)
  Interest expense, net...................         --              --          $ 2,669           2,669
  Identifiable assets.....................    212,979         130,372                          343,351
  Capital expenditures....................     18,718             218                           18,936
  Depreciation and amortization...........     16,605             554                           17,159
FEBRUARY 3, 1996:
  Sales to unaffiliated customers.........   $336,883        $  8,003                         $344,886
  Operating profit........................     16,204           1,243                           17,447
  Interest expense, net...................         --              --          $ 2,315
  Identifiable assets.....................    210,796             688                          211,484
  Capital expenditures....................     13,564               6                           13,570
  Depreciation and amortization...........     14,952             123                           15,075

                                 FURON COMPANY

                                JANUARY 31, 1998

11. SEGMENT INFORMATION (CONTINUED)

     The following table provides information as to the significant geographic areas in which the Company has operations.

                                                                   YEARS ENDED
                                                    -----------------------------------------
                                                    JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                       1998           1997           1996
                                                    -----------    -----------    -----------
                                                                 (IN THOUSANDS)
Net sales to outside customers:
  United States...................................   $413,743       $344,727       $309,683
  Europe..........................................     71,888         45,378         35,203
                                                     --------       --------       --------
                                                     $485,631       $390,105       $344,886
                                                     ========       ========       ========
Income (loss) before income taxes:
  United States...................................   $ 29,529       $(33,690)      $ 15,333
  Europe..........................................      2,208          1,456          3,081
                                                     --------       --------       --------
                                                     $ 31,737       $(32,234)      $ 18,414
                                                     ========       ========       ========
Identifiable assets:
  United States...................................   $290,518       $294,745       $190,463
  Europe..........................................     55,831         48,606         21,021
                                                     --------       --------       --------
                                                     $346,349       $343,351       $211,484
                                                     ========       ========       ========
Export sales......................................   $ 51,999       $ 42,529       $ 35,967
                                                     ========       ========       ========

12. SUBSEQUENT EVENT (UNAUDITED)

     On March 24, 1998, the Company entered into an Employee Benefits Trust (the "Trust") with Wachovia Bank, N.A., Trustee. On March 26, 1998, the Company contributed $1.3 million to the Trust to purchase shares of the Company's common stock on the open market. Thereafter, the Company may contribute additional cash for the purchase of shares of the Company's common stock to the Trust at its sole discretion. The proceeds from the sale or direct use of the common shares over the life of the Trust will be used to fund Company obligations for various benefit plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1998. Information concerning the Company's executive officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                       ----
 (a) 1.  Index to Financial Statements
         Report of Independent Auditors..............................   31
         Consolidated Statements of Operations Years ended January      32
           31, 1998, February 1, 1997 and February 3, 1996...........
         Consolidated Balance Sheets January 31, 1998 and February 1,   33
           1997......................................................
         Consolidated Statements of Stockholders' Equity Years ended    34
           January 31, 1998, February 1, 1997, and February 3,
           1996......................................................
         Consolidated Statements of Cash Flows Years ended January      35
           31, 1998, February 1, 1997 and February 3, 1996...........
         Notes to Consolidated Financial Statements January 31,         36
           1998......................................................

     2.  Index to Financial Statement Schedules
         Schedule II -- Valuation and Qualifying Accounts............   53
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

(b)      Reports on Form 8-K:
         None.

                                 FURON COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

      YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997 AND FEBRUARY 3, 1996

                                                   ADDITIONS     DEDUCTIONS/
                                                   CHARGED TO     ACCOUNTS
                                     BALANCE AT      COSTS         WRITTEN
                                     BEGINNING        AND        OFF NET OF                 BALANCE AT
                                      OF YEAR       EXPENSES     RECOVERIES     OTHER       END OF YEAR
                                     ----------   ------------   -----------   --------     -----------
Allowance for doubtful receivables:
  1998.............................  $2,093,311     $264,523      $(631,554)   $ 14,764(a)  $1,741,044
                                     ==========     ========      =========    ========     ==========
  1997.............................  $1,366,935     $364,164      $(453,421)   $815,633(a)  $2,093,311
                                     ==========     ========      =========    ========     ==========
  1996.............................  $  695,750     $724,147      $(256,851)   $203,889(a)  $1,366,935
                                     ==========     ========      =========    ========     ==========

---------------
(a) Relates to opening balances of acquisitions and dispositions.

                                 FURON COMPANY

                               INDEX TO EXHIBITS

                                                                                SEQUENTIAL
REGULATION S-K                                                                     PAGE
 ITEM NUMBER                                                                      NUMBER
--------------                                                                  ----------
   3              Restated Articles of Incorporation (Incorporated by
                  reference to Exhibit 3 to the Registrant's Annual Report on
                  Form 10-K filed on April 7, 1994, Commission File No.
                  0-8088).....................................................
   3A             Certificate of Amendment of Restated Articles of
                  Incorporation effective December 2, 1997....................
   3.1            Amended and Restated Bylaws (Incorporated by reference to
                  Exhibit 3.1 to the Registrant's Annual Report on Form 10-K
                  filed on April 7, 1994 and Exhibit 3.2 to the Registrant's
                  Quarterly Report on Form 10-Q filed on September 13, 1994,
                  Commission File No. 0-8088).................................
   4.1            Rights Agreement as amended (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Registration Statement on
                  Form 8-A filed March 22, 1989, and Exhibit 4.1 to the
                  Registrant's Annual Report of Form 10-K filed on April 28,
                  1992, Commission File No. 0-8088)...........................
   4.2            Indenture dated as of March 4, 1998 by and between Furon
                  Company and The Bank of New York, as Trustee................
  10.1*           1982 Stock Incentive Plan, as amended (Incorporated by
                  reference to Exhibits 10.1 and 10.1A to the Registrant's
                  Quarterly Reports on Form 10-Q filed on September 13, 1994 and September 2, 1997, respectively, Commission File No.
                  0-8088).....................................................
  10.2*           Employee Relocation Assistance Plan as amended (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual
                  Report on Form 10-K filed on March 21, 1990, Commission File
                  No. 0-8088).................................................
  10.3*           Supplemental Executive Retirement Plan as presently in
                  effect (Incorporated by reference to Exhibit 10.5 to the
                  Registrant's Annual Report on Form 10-K filed on March 28,
                  1991, Exhibit 10.4 to the Registrant's Annual Report on Form
                  10-K filed on March 29, 1993, and Exhibits 10.4A and 10.3A to the Registrant's Quarterly Reports on Form 10-Q filed on
                  September 13, 1994 and September 2, 1997, respectively,
                  Commission File No. 0-8088).................................
  10.4            Agreement and Plan of Merger, dated November 12, 1996, by
                  and among the Registrant, FCY, Inc. and Medex, Inc.
                  (Incorporated by reference to Exhibit 99.10 to the
                  Registrant's Schedule 14D-1 filed on November 15, 1996,
                  Commission File No. 0-8088).................................
  10.5*           Form of Indemnity Agreement with each of the directors and officers of the Registrant (Incorporated by reference to
                  Exhibit C to the Registrant's definitive Proxy Statement
                  filed May 2, 1988, Commission File No. 0-8088)..............
  10.6*           Form of Change-in-Control Agreement between the Registrant and each of its executive officers (Incorporated by
                  reference to Exhibit 10.6 to the Registrant's Quarterly
                  Report on Form 10-Q filed on May 30, 1997, Commission File
                  No. 0-8088).................................................

---------------
* A management contract or compensatory plan or arrangement.

                                                                                SEQUENTIAL
REGULATION S-K                                                                     PAGE
 ITEM NUMBER                                                                      NUMBER
--------------                                                                  ----------
  10.7*           Deferred Compensation Plan as amended (Incorporated by
                  reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 1993 and Exhibit 10.7A to
                  the Registrant's Quarterly Report on Form 10-Q filed on
                  September 2, 1997, Commission File No. 0-8088)..............
  10.8*           Economic Value Added (EVA) Incentive Compensation Plan, as
                  amended (Incorporated by reference to Exhibit 10.8 to the
                  Registrant's Annual Report on Form 10-K filed on April 7,
                  1994 and Exhibit 10.8A to the Registrant's Quarterly Report
                  on Form 10-Q filed on September 2, 1997, Commission File No.
                  0-8088).....................................................
  10.9*           1995 Stock Incentive Plan as amended (Incorporated by
                  reference to Exhibit A to the Registrant's definitive Proxy
                  Statement filed May 1, 1995, Exhibit 10.12A to the
                  Registrant's Annual Report on Form 10-K filed March 28, 1997 and Exhibit 10.12B to the Registrant's Quarterly Report on
                  Form 10-Q filed September 2, 1997, Commission File No.
                  0-8088).....................................................
  10.10*          Promissory note and subordination agreement for Terrence A.
                  Noonan relocation (Incorporated by reference to Exhibit
                  10.10 to the Registrant's Annual Report on Form 10-K filed on April 7, 1994, Commission File No. 0-8088)...............
  10.11           1993 Non-Employee Directors' Stock Compensation Plan as
                  amended (Incorporated by reference to Exhibits 10.12, 10.12A and 10.11A to the Registrant's Quarterly Reports on Form
                  10-Q filed on June 2, 1994, August 24, 1995 and September 2,
                  1997, respectively, Commission File No. 0-8088).............
  10.12           First Amended and Restated Credit Agreement, dated as of
                  March 27, 1997, by and among the Registrant, the Lenders
                  party thereto, and co-agents, documentation agent, swing
                  line lender and administrative agent, and arranging agent
                  named therein (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed May 30,
                  1997, Commission File No. 0-8088)...........................
  10.13           Amendment No. 1, dated as of February 3, 1998, to Exhibit
                  10.12.......................................................
  10.14           Purchase Agreement, dated as of February 26, 1998, by and
                  among Furon Company and Lehman Brothers Inc., Bear, Stearns
                  & Co. Inc. and BNY Capital Markets, Inc.....................
  10.15           Registration Rights Agreement, dated as of March 4, 1998, by and among Furon Company and Lehman Brothers Inc., Bear
                  Stearns & Co. Inc. and BNY Capital Markets, Inc.............
  21              Subsidiaries of the Registrant..............................
  23              Consent of Independent Auditors.............................
  27              Financial Data Schedule.....................................

---------------
* A management contract or compensatory plan or arrangement.

                        SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 24, 1998 by the undersigned, thereunto duly authorized.

                                          FURON COMPANY

                                          By:    /s/ MONTY A. HOUDESHELL
                                            ------------------------------------
                                                    Monty A. Houdeshell
                                              Vice President, Chief Financial
                                                           Officer
                                                       and Treasurer

                                                  /s/ DAVID L. MASCARIN
                                            ------------------------------------
                                                     David L. Mascarin
                                                         Controller

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                /s/ J. MICHAEL HAGAN                     Chairman of the Board          March 24, 1998
-----------------------------------------------------    (Principal Executive
                  J. Michael Hagan                       Officer)

               /s/ TERRENCE A. NOONAN                    President and Director         March 24, 1998
-----------------------------------------------------
                 Terrence A. Noonan

                   /s/ PETER CHURM                       Chairman Emeritus              March 24, 1998
-----------------------------------------------------
                     Peter Churm

               /s/ MONTY A. HOUDESHELL                   Vice President, Chief          March 24, 1998
-----------------------------------------------------    Financial Officer and
                 Monty A. Houdeshell                     Treasurer

                /s/ DAVID L. MASCARIN                    Controller                     March 24, 1998
-----------------------------------------------------
                  David L. Mascarin

                 /s/ COCHRANE CHASE                      Director                       March 24, 1998
-----------------------------------------------------
                   Cochrane Chase

                 /s/ H. DAVID BRIGHT                     Director                       March 24, 1998
-----------------------------------------------------
                   H. David Bright

               /s/ WILLIAM D. CVENGROS                   Director                       March 24, 1998
-----------------------------------------------------
                 William D. Cvengros

                /s/ R. DAVID THRESHIE                    Director                       March 24, 1998
-----------------------------------------------------
                  R. David Threshie

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                 /s/ BRUCE E. RANCK                      Director                       March 24, 1998
-----------------------------------------------------
                   Bruce E. Ranck

               /s/ WILLIAM C. SHEPHERD                   Director                       March 24, 1998
-----------------------------------------------------
                 William C. Shepherd

                                 FURON COMPANY

                               INDEX TO EXHIBITS

                                                                                SEQUENTIAL
REGULATION S-K                                                                     PAGE
 ITEM NUMBER                                                                      NUMBER
--------------                                                                  ----------
 3                Restated Articles of Incorporation (Incorporated by
                  reference to Exhibit 3 to the Registrant's Annual Report on
                  Form 10-K filed on April 7, 1994, Commission File No.
                  0-8088).....................................................
 3A               Certificate of Amendment of Restated Articles of
                  Incorporation effective December 2, 1997....................
 3.1              Amended and Restated Bylaws (Incorporated by reference to
                  Exhibit 3.1 to the Registrant's Annual Report on Form 10-K
                  filed on April 7, 1994 and Exhibit 3.2 to the Registrant's
                  Quarterly Report on Form 10-Q filed on September 13, 1994,
                  Commission File No. 0-8088).................................
 4.1              Rights Agreement as amended (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Registration Statement on
                  Form 8-A filed March 22, 1989, and Exhibit 4.1 to the
                  Registrant's Annual Report of Form 10-K filed on April 28,
                  1992, Commission File No. 0-8088)...........................
 4.2              Indenture dated as of March 4, 1998 by and between Furon
                  Company and The Bank of New York, as Trustee................
10.1*             1982 Stock Incentive Plan as amended (Incorporated by
                  reference to Exhibits 10.1 and 10.1A to the Registrant's
                  Quarterly Reports on Form 10-Q filed on September 13, 1994 and September 2, 1997, respectively, Commission File No.
                  0-8088).....................................................
10.2*             Employee Relocation Assistance Plan as amended (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual
                  Report on Form 10-K filed on March 21, 1990, Commission File
                  No. 0-8088).................................................
10.3*             Supplemental Executive Retirement Plan as presently in
                  effect (Incorporated by reference to Exhibit 10.5 to the
                  Registrant's Annual Report on Form 10-K filed on March 28,
                  1991, Exhibit 10.4 to the Registrant's Annual Report on Form
                  10-K filed on March 29, 1993, and Exhibits 10.4A and 10.3A to the Registrant's Quarterly Reports on Form 10-Q filed on
                  September 13, 1994 and September 2, 1997, respectively,
                  Commission File No. 0-8088).................................
10.4              Agreement and Plan of Merger, dated November 12, 1996, by
                  and among the Registrant, FCY, Inc. and Medex, Inc.
                  (Incorporated by reference to Exhibit 99.10 to the
                  Registrant's Schedule 14D-1 filed on November 15, 1996,
                  Commission File No. 0-8088).................................
10.5*             Form of Indemnity Agreement with each of the directors and officers of the Registrant (Incorporated by reference to
                  Exhibit C to the Registrant's definitive Proxy Statement
                  filed May 2, 1988, Commission File No. 0-8088)..............
10.6*             Form of Change-in-Control Agreement between the Registrant and each of its executive officers (Incorporated by
                  reference to Exhibit 10.6 to the Registrant's Quarterly
                  Report on Form 10-Q filed on May 30, 1997, Commission File
                  No. 0-8088).................................................
10.7*             Deferred Compensation Plan (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Annual Report on Form 10-K
                  filed on March 29, 1993 and Exhibit 10.7A to the
                  Registrant's Quarterly Report on Form 10-Q filed on
                  September 2, 1997, Commission File No. 0-8088)..............

                                                                                SEQUENTIAL
REGULATION S-K                                                                     PAGE
 ITEM NUMBER                                                                      NUMBER
--------------                                                                  ----------
10.8*             Economic Value Added (EVA) Incentive Compensation Plan, as
                  amended (Incorporated by reference to Exhibit 10.8 to the
                  Registrant's Annual Report on Form 10-K filed on April 7,
                  1994, and Exhibit 10.8A to the Registrant's Quarterly Report
                  on Form 10-Q filed on September 2, 1997, Commission File No.
                  0-8088).....................................................
10.9*             1995 Stock Incentive Plan as amended (Incorporated by
                  reference to Exhibit A to the Registrant's definitive Proxy
                  Statement filed May 1, 1995, Exhibit 10.12A to the
                  Registrant's Annual Report on Form 10-K filed March 28, 1997 and Exhibit 10.12B to the Registrant's Quarterly Report on
                  Form 10-Q filed September 2, 1997, Commission File No.
                  0-8088).....................................................
10.10*            Promissory note and subordination agreement for Terrence A.
                  Noonan relocation (Incorporated by reference to Exhibit
                  10.10 to the Registrant's Annual Report on Form 10-K filed on April 7, 1994, Commission File No. 0-8088)...............
10.11             1993 Non-Employee Directors' Stock Compensation Plan, as
                  amended (Incorporated by reference to Exhibits 10.12, 10.12A and 10.11A to the Registrant's Quarterly Reports on Form
                  10-Q filed on June 2, 1994, August 24, 1995 and September 2,
                  1997, respectively, Commission File No. 0-8088).............
10.12             First Amended and Restated Credit Agreement, dated as of
                  March 27, 1997, by and among the Registrant, the Lenders
                  party thereto, and co-agents, documentation agent, swing
                  line lender and administrative agent, and arranging agent
                  named therein (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed May 30,
                  1997, Commission File No. 0-8088)...........................
10.13             Amendment No. 1, dated as of February 3, 1998, to Exhibit
                  10.12.......................................................
10.14             Purchase Agreement, dated as of February 26, 1998, by and
                  among Furon Company and Lehman Brothers Inc., Bear, Stearns
                  & Co. Inc. and BNY Capital Markets, Inc.....................
10.15             Registration Rights Agreement, dated as of March 4, 1998, by and among Furon Company and Lehman Brothers Inc., Bear
                  Stearns & Co. Inc. and BNY Capital Markets, Inc.............
21                Subsidiaries of the Registrant..............................
23                Consent of Independent Auditors.............................
27                Financial Data Schedule.....................................

---------------
* A management contract or compensatory plan or arrangement.