Form 10-Q
period 1998-05-02
FURON CO
filed 1998-05-29
CIK 37755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED MAY 2, 1998


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-8088

                                  FURON COMPANY
             (Exact name of registrant as specified in its charter)


California                                                            95-1947155
----------------------------                                 -------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

29982 Ivy Glenn Drive
Laguna Niguel, CA                                                          92677
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (949) 831-5350

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

   Number of shares of common stock outstanding as of May 25, 1998: 18,291,753

                                  FURON COMPANY


                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                           PAGE NO.
                                                                           --------

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
                May 2, 1998  and January 31, 1998                              3

            Condensed Consolidated Statements of Income
                Three months ended May 2, 1998  and
                May 3, 1997                                                    5

            Condensed Consolidated Statements of Cash Flows
                Three months ended May 2, 1998 and
                May 3, 1997                                                    6

            Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           12


PART II - OTHER INFORMATION                                                   17

ITEM 1. FINANCIAL STATEMENTS


                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                    May 2,           January 31,
In thousands                                                         1998               1998
------------------------------------------------------------------------------------------------

ASSETS

Current assets:

          Cash and cash equivalents                               $   5,405           $      --
          Accounts receivable, less allowance for
              doubtful accounts of $1,689 at May 2, 1998
              and $1,741 at January 31, 1998                         75,086              75,661
          Inventories                                                59,344              54,704
          Deferred income taxes                                      11,356              11,052
          Prepaid expenses and other current assets                   6,489               4,959
                                                                  ---------           ---------

Total current assets                                                157,680             146,376

Property, plant & equipment, at cost:

          Land                                                        6,999               6,976
          Buildings and leasehold improvements                       32,736              31,493
          Machinery and equipment                                   163,292             158,999
                                                                  ---------           ---------
                                                                    203,027             197,468
          Less accumulated depreciation and amortization            (91,993)            (87,832)
                                                                  ---------           ---------

Net property, plant and equipment                                   111,034             109,636

Intangible assets, at cost less accumulated
    amortization of $34,418 at May 2, 1998
    and $35,354 at January 31, 1998                                  96,038              83,129

Other assets                                                         10,661               7,208
                                                                  ---------           ---------

TOTAL ASSETS                                                      $ 375,413           $ 346,349
                                                                  =========           =========


See accompanying notes.

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                                May 2,           January 31,
In thousands, except share data                                                                  1998                1998
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Cash, less checks outstanding                                                        $      --           $   1,025
         Accounts payable                                                                        27,045              25,384
         Salaries, wages and related benefits payable                                            11,267              18,203
         Income taxes payable                                                                     5,415               4,228
         Current portion of long-term debt                                                        1,120                 966
         Facility rationalization and severance                                                   7,801              10,091
         Other current liabilities                                                               18,742              14,035
                                                                                              ---------           ---------

Total current liabilities                                                                        71,390              73,932
Long-term debt                                                                                  158,788             148,657
Other long-term liabilities                                                                      40,842              23,883
Deferred income taxes                                                                            18,743              18,738
Commitments and contingencies

Shareholders' equity:

         Preferred stock without par value, 2,000,000 shares authorized, none issued
              or outstanding                                                                         --                  --
         Common stock without par value, 30,000,000 shares authorized, 18,291,753 shares issued and outstanding
               at May 2, 1998 and 18,227,898 at January 31, 1998                                 41,000              40,864

         Employee Benefit Trust shares                                                           (1,169)                 --
         Accumulated other comprehensive income                                                  (3,470)             (4,236)
         Unearned ESOP shares                                                                    (3,229)             (3,229)
         Unearned compensation                                                                     (193)               (232)
         Retained earnings                                                                       52,711              47,972
                                                                                              ---------           ---------

Total shareholders' equity                                                                       85,650              81,139
                                                                                              ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 375,413           $ 346,349
                                                                                              =========           =========


See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three months ended
                                                      -----------------------------
                                                        May 2,              May 3,
In thousands, except per share amounts                   1998                1997
-----------------------------------------------------------------------------------

Net sales                                             $ 119,805           $ 119,649
Cost of sales                                            82,539              81,330
                                                      ---------           ---------
Gross profit                                             37,266              38,319

Selling, general and administrative expenses             27,561              28,139
Nonrecurring charges and facilities
  rationalization                                          (417)                 --
Other (income), expense                                    (721)               (247)
Interest expense, net                                     2,932               2,886
                                                      ---------           ---------

Income before income taxes                                7,911               7,541
Provision for income taxes                                2,492               2,564
                                                      ---------           ---------

Net income                                            $   5,419           $   4,977
                                                      =========           =========

Basic income per share                                $    0.30           $    0.28
                                                      =========           =========

Diluted income per share                              $    0.29           $    0.27
                                                      =========           =========

Cash dividends per share                              $    0.03           $    0.03
                                                      =========           =========


See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three months ended
                                                                           -----------------------------
                                                                             May 2,              May 3,
In thousands                                                                  1998                1997
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                             $   5,419           $   4,977
    Adjustments to reconcile net income to cash
       provided by operating activities:
         Depreciation                                                          4,273               4,231
         Amortization                                                          1,528               1,406
         Provision for losses on accounts receivable                              70                 155
         Deferred income taxes                                                  (369)                (29)
         Nonrecurring charges and facilities rationalization                    (417)                 --
         Loss on sale of assets                                                   62                  19
    Working capital changes, net of acquisitions and
       disposals:
         Accounts receivable                                                   1,790               2,063
         Inventories                                                          (3,064)                640
         Accounts payable and accrued liabilities                             (4,413)             (3,910)
         Income taxes payable                                                   (564)              3,549
         Other current assets and liabilities, net                              (860)             (1,741)
    Changes in other long-term operating assets and
        liabilities                                                               88                 769
                                                                           ---------           ---------

              Net cash provided by operating activities                        3,543              12,129

INVESTING ACTIVITIES
    Acquisition of businesses                                                   (115)                 --
    Cash acquired in purchase of business                                      3,037                  --
    Purchases of property, plant and equipment                                (5,166)             (2,892)
    Proceeds from sale of businesses                                               5                 249
    Proceeds from sale of equipment                                               40                  57
    Increase in notes receivable                                                (606)                 --
                                                                           ---------           ---------

              Net cash used in investing activities                           (2,805)             (2,586)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                             134,194               4,081
    Principal payments on long-term debt                                    (124,341)             (7,069)
    Deferred debt costs                                                       (3,918)                 --
    Employee benefit trust funding                                            (1,300)                 --
    Proceeds, net of cancellations, from issuance of common stock                137                 (25)
    Dividends paid on common stock                                              (549)               (540)
                                                                           ---------           ---------

              Net cash provided by (used in) financing activities
                                                                               4,223              (3,553)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          444                (730)
                                                                           ---------           ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                          5,405               5,260

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  --                  --
                                                                           ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   5,405           $   5,260
                                                                           =========           =========


See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 2, 1998
                                   (Unaudited)


1.    GENERAL

      The accompanying unaudited consolidated financial statements have been condensed in certain respects and should, therefore, be read in conjunction with the consolidated financial statements and related notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of May 2, 1998, and the results of operations and cash flows for the three months ended May 2, 1998 and May 3, 1997. Results of the Company's operations for the three months ended May 2, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    INVENTORIES

      Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                May 2,        January 31,
In thousands                                    1998             1998
-------------------------------------------------------------------------
  Raw materials and purchased parts          $   25,029       $   24,781
  Work-in-process                                12,620           11,538
  Finished goods                                 21,695           18,385
                                             ----------       ----------
                                             $   59,344       $   54,704
                                             ==========       ==========

3.    INTANGIBLES

      Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                      May 2,        January 31,
In thousands                           1998            1998
---------------------------------------------------------------
  Goodwill                         $   67,980       $   54,476
  Other intangible assets              28,058           28,653
                                   ----------       ----------
                                   $   96,038       $   83,129
                                   ==========       ==========

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 2, 1998
                                   (Unaudited)


4.    LONG-TERM DEBT

      Long-term debt is summarized as follows:

                                                May 2,          January 31,
In thousands                                     1998              1998
--------------------------------------------------------------------------
  Senior Subordinated Notes                   $  125,000        $       --
  Loans under bank credit agreements
     due through fiscal year 2002                 27,000           142,000
  Industrial Revenue Bonds                         6,175             6,175
  Other                                            1,733             1,448
                                              ----------        ----------
  Total long-term debt                           159,908           149,623
  Less current portion                             1,120               966
                                              ----------        ----------

  Due after one year                          $  158,788        $  148,657
                                              ==========        ==========

      Effective February 3, 1998, the Company amended and restated its Credit Agreement to decrease the aggregate credit facility from $250.0 million to $200.0 million.

      On March 4, 1998 the Company issued $125.0 million of 8.125% Senior Subordinated Notes (the "Notes") due March 1, 2008 (the "Offering"). The Company used the net proceeds of the Offering to repay a portion of existing indebtedness under the Company's amended Credit Agreement.

      For the three months ended May 2, 1998, the weighted average interest rate on the loans under the bank credit agreement was 6.3%.

      Interest paid for the three months ended May 2, 1998 and May 3, 1997 was $2.0 million and $2.3 million, respectively.

5.    INCOME TAXES

      The Company's effective tax rate for the three months ended May 2, 1998 was 31.5% as compared with 34.0% for the same period in the prior year. The lower effective tax rate was primarily due to increases in research and experimental credits and foreign tax credits.

      Income taxes paid (received) for the three months ended May 2, 1998 and May 3, 1997 were $2.1 million and $(0.5 million), respectively.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 2, 1998
                                   (Unaudited)


6.    CONTINGENCIES

      At May 2, 1998, the Company had approximately $2.6 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. Net unrealized losses from hedging activities were not material as of May 2, 1998.

      At May 2, 1998, the Company is obligated under irrevocable letters of credit totaling $7.3 million.

      The Company is currently involved in various litigation. Management of the Company is of the opinion that the ultimate resolution of such litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

      Compliance with environmental laws and regulations designed to regulate the discharge of materials into the environment or otherwise protect the environment requires continuing management effort and expenditures by the Company. While no assurance can be given, the Company does believe that the operating costs incurred in the ordinary course of business to satisfy air and other permit requirements, properly dispose of hazardous wastes and otherwise comply with these laws and regulations form or are reasonably likely to form a material component of its operating costs or have or are reasonably likely to have a material adverse effect on its competitive or consolidated financial positions.

      As of May 2, 1998 the Company's reserves for environmental matters totaled approximately $1.6 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including certain "superfund" waste disposal sites. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its environmental reserves should be sufficient to cover the Company's aggregate liability for these matters and, while no assurance can be given, it does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 2, 1998
                                   (Unaudited)


7.    SHAREHOLDERS' EQUITY

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

      The calculation of earnings per share is presented below:

                                                                               THREE MONTHS ENDED
                                                                        ---------------------------------
                                                                           MAY 2,               MAY 3,
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS                            1998                 1997
---------------------------------------------------------------------------------------------------------
Net income                                                              $      5,419         $      4,977
                                                                        ============         ============

Weighted average shares outstanding for basic income per share            18,032,374           17,779,198
                                                                        ------------         ------------
Effect of dilutive securities:
Employee stock options and awards                                            669,146              531,816
                                                                        ------------         ------------
Weighted  average  shares  outstanding  for diluted income per
   share                                                                  18,701,520           18,311,014
                                                                        ------------         ------------
Basic income per share                                                  $       0.30         $       0.28
                                                                        ============         ============
Diluted income per share                                                $       0.29         $       0.27
                                                                        ============         ============

      Employee Benefits Trust

      On March 24, 1998, the Company entered into an Employee Benefits Trust (the "Trust") with Wachovia Bank, N.A., Trustee. The Trust was established to provide a source of funds to assist the Company in meeting obligations under various employee benefit plans. On March 26, 1998, the Company contributed $1.3 million to the Trust to purchase shares of the Company's common stock on the open market. During the first quarter of fiscal year 1999, the Trust purchased 55,795 shares of common stock at an average cost of $23.26 per share (55,795 shares held at May 2, 1998).

      For financial reporting purposes, the Trust is consolidated with the Company. The shares are accounted for by the treasury stock method. The fair market value of the shares held by the Trust is shown as a reduction to shareholders' equity in the Company's consolidated balance sheet. Any dividend transactions between the Company and the Trust are eliminated. Shares will be released from the Trust as granted to participants in connection with annual incentive plan awards. Common stock held in the Trust is not considered outstanding for earnings per share calculations until they are granted to participants. The Trustee is responsible for voting the shares of common stock held in the Trust.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 2, 1998
                                   (Unaudited)


8.    COMPREHENSIVE INCOME

      As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires the change in the minimum pension liability and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior years' financial statements have been reclassified to conform to these requirements.

      The components of comprehensive income, net of related tax, are as follows:

                                                     Three month period ended
                                                  -----------------------------
                                                  May 2, 1998      May 3, 1997
                                                  ------------     ------------

Net income                                        $      5,419     $      4,977
Foreign currency translation adjustments                   766             (846)
                                                  ------------     ------------
Comprehensive income                              $      6,185     $      4,131
                                                  ============     ============

9.    SEGMENT INFORMATION

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

      Sales, operating profit, interest expense, net and identifiable assets are set forth in the following table:


                                            INDUSTRIAL         MEDICAL
IN THOUSANDS                                 PRODUCTS      DEVICE PRODUCTS      ADJUSTMENT       CONSOLIDATED
-------------------------------------------------------------------------------------------------------------

Three months ended May 2, 1998:
    Sales to unaffiliated customers          $ 97,974          $ 21,831                            $119,805
    Operating profit                           10,010               112                              10,122
    Interest expense, net                          --                --          $  2,932             2,932
    Identifiable assets                       220,117           155,296                             375,413

Three months ended May 3, 1997:
    Sales to unaffiliated customers          $ 92,446          $ 27,203                            $119,649
    Operating profit                            6,503             3,677                              10,180
    Interest expense, net                          --                --          $  2,886             2,886
    Identifiable assets                       210,592           131,896                             342,488

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis is based upon and should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto. The Company's fiscal 1999 first quarter ended May 2, 1998 and fiscal 1998 first quarter ended May 3, 1997. The fiscal 1999 and 1998 quarters each consisted of 13 weeks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 2, 1998 COMPARED WITH THREE MONTHS ENDED
MAY 3, 1997

Net Sales. Net sales of $119.8 million for the three months ended May 2, 1998 ("FY 1999 Period") increased $0.2 million, from $119.6 million for the three months ended May 3, 1997 ("FY 1998 Period"). The increase in net sales was the result of increased sales of industrial products, offset by lower volumes in medical device products. Net of acquisitions and divestitures, sales for the FY 1999 Period increased 1.2% over the same period of the prior year.

Gross Profit. Gross profit of $37.3 million in the FY 1999 Period decreased $1.0 million, or 2.6% from $38.3 million in the FY 1998 Period. The gross profit margin decreased to 31.1% in the FY 1999 Period from 32.0% in the FY 1998 Period. The decrease was due to lower volume in the medical device segment which offset the impact of continued productivity improvements and cost containment in the Industrial Segment.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses of $27.6 million in the FY 1999 Period decreased $0.5 million, or 1.8%, from $28.1 million in the FY 1998 Period. SG&A expenses as a percentage of net sales was 23.0% in the FY 1999 Period, down from 23.5% in the FY 1998 Period. The decline was mainly the result of lower costs incurred for performance based incentive compensation, group insurance and outside services, partially offset by increased professional fees.

Research and development expenses of $3.8 million for the FY 1999 Period increased $0.4 million, or 11.8%, from $3.4 million in the FY 1998 Period. This increase reflects the continued commitment to new products and materials development.

Other Income. Other income of $0.7 million in the FY 1999 Period increased $0.5 million, or 250%, from $0.2 million in the FY 1998 Period. The increase primarily resulted from a reduction in foreign exchange transaction losses.

Nonrecurring Charges and Facilities Rationalization. For the FY 1999 Period, the Company recorded a $0.4 million net reversal of facilities rationalization charges as a result of a change in facility relocation plans.

Interest Expense, Net. Interest expense, net of $2.9 million for the FY 1999 Period remained flat compared to $2.9 million in the FY 1998 Period. The savings in the Company's interest expense as a result of its reduction in overall debt was offset by an increase in interest rates associated with the Company's subordinated debt.

Income Before Income Taxes. Income before income taxes of $7.9 million in the FY 1999 Period increased $0.4 million, or 5.3%, from $7.5 million in the FY 1998 Period. Net of acquisitions and divestitures, pretax results of operations were up 8% from the FY 1998 Period. This improvement was generally the result of continued productivity improvements and lower operating expenses in the Industrial Segment, increased other

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

income and a reversal of nonrecurring charges and facilities rationalization, offset by lower volume and margin in the Medical Segment.

Provision for Income Taxes. The Company's effective tax rate for the FY 1999 Period was 31.5%, compared with 34.0% in the FY 1998 Period. The lower effective tax rate was primarily the result of increase in research and experimental credits and foreign tax credits.

SEGMENT RESULTS

The Company operates in two business segments: Industrial Products, including highly engineered seals and bearings, fluid handling components, tapes, films and coated fabrics, hose and tubing, wire and cable, and plastic formed components; and Medical Device Products, including critical care products, infusion systems for medical and surgical applications. For additional financial information about industry segments and performance in various geographic areas, see Note 9 of the "Notes to Condensed Consolidated Financial Statements" contained herein.

INDUSTRIAL PRODUCTS

                                                     MAY 2,               MAY 3,
IN THOUSANDS                                          1998                 1997
---------------------------------------------------------------------------------

 Sales                                             $   97,974          $   92,446
 Operating profit                                      10,010               6,503
 Operating profit before nonrecurring charges
     and facilities rationalization                     9,593               6,503

Net Sales. Industrial net sales for the FY 1999 Period increased $5.5 million, or 6.0% from the FY 1998 period. Net of acquisitions and divestitures, Industrial Product net sales for the FY 1999 Period increased 8% over the FY 1998 Period. Domestically, net sales were particularly strong in several of the markets the Company serves including, commercial aircraft, off-shore exploration, food & beverage and general industrial markets. Continued softness in the electronics and semiconductor markets contributed to lower shipments of products to these markets. Improved demand in Europe across most product lines, along with the impact of an acquisition, was further assisted by the favorable effect of foreign currency exchange rates, resulting in increased dollar net sales of 34% over the FY 1998 Period. (A 14% increase net of acquisitions and a 7% increase after removing the effect of foreign currency exchange rate changes).

Gross Profit. The gross profit margin for the FY 1999 Period was 29.8%, an increase from 28.5% in the FY 1998 Period. This was the net result of spending controls in variable and fixed overhead, and increased sales volume, partially offset by product mix.

Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales decreased 1.5% to 20.0%, for the FY 1999 Period from the FY 1998 Period. General and administrative expenses were lower in several categories, including lower performance based incentive compensation, group insurance and outside services, partially offset by increased professional fees. Investments in research and development were up, as the Company continued to increase its focus on new product development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Operating Profit, before Nonrecurring Charges and Facilities Rationalization. Operating profit, before nonrecurring charges and facilities rationalization, increased 48% to $9.6 million for the FY 1999 Period, from $6.5 million in the FY 1998 Period. The improvement in profitability reflects higher net sales volumes, margins, and reduced operating expenses.

MEDICAL DEVICE PRODUCTS

                                                     MAY 2,               MAY 3,
IN THOUSANDS                                          1998                 1997
---------------------------------------------------------------------------------
 Sales                                             $   21,831          $   27,203
 Operating profit                                         112               3,677
 Operating profit before nonrecurring charges
     and facilities rationalization                       112               3,677

Net Sales. Net sales for the FY 1999 Period decreased $5.4 million, or 19.8% over the FY 1998 Period. Domestically, contributing factors included specific customer inventory build-up in the fourth quarter of the prior year. Additionally, sales of silicone products decreased due to start-up issues in connection with relocating the production of these products from the Company's facility in Fremont, California to Dublin, Ohio. The domestic decrease also reflects a reclassification of freight costs, lower sales of certain product particularly in fluid & drug and infusion systems product lines, and a delay in the introduction of new products. Sales in Europe decreased primarily due to the loss of a large customer which was acquired by a competitor, and the impact of unfavorable foreign currency exchange rates, particularly in Germany.

Gross Profit. The gross profit margin for the FY 1999 Period was 37.2% compared to 44.0% in the FY 1998 Period. The decline in margin was due to reduced volume and lesser higher margin product sales associated with much of the inventory build-up referred to above. In addition, cost of sales was further negatively impacted by start-up costs in connection with the move of two production facilities from California to Dublin, Ohio.

Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales for the FY 1999 and FY 1998 Periods, was 36.7% and 30.5%, respectively. Actual expenses for the FY 1999 Period were slightly less than the FY 1998 Period. The decline is the net result of efficiencies that were achieved in connection with the relocation of the silicone products operations, somewhat offset by increased product development expenses.

Operating Profit, before Nonrecurring Charges and Facilities Rationalization. Operating profit, before nonrecurring charges and facilities rationalization, decreased 97% to $0.1 million for the FY 1999 Period, from $3.7 million in the FY 1998 Period. This decrease reflects lower net sales volumes and margins in addition to certain one-time relocation and start-up costs incurred in connection with the consolidation of two production facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

On March 4, 1998, the Company completed the Offering of its 8.125% Senior Subordinated Notes (see Note 4 of the "Notes to Condensed Consolidated Financial Statements"). The net proceeds from the Offering were approximately $121.0 million.

In conjunction with the Offering, the Company amended its bank credit facility to, among other things, reduce the maximum principal amount available from $250.0 million to $200.0 million (the "Credit Facility"). The Company used the net proceeds of the Offering to repay a portion of existing indebtedness under the Credit Facility. Amounts borrowed under the Credit Facility mature November 12, 2001. The Notes mature March 1, 2008.

Cash Provided by Operating Activities. Cash provided by operating activities for the FY 1999 Period decreased to $3.5 million, or $8.6 million from $12.1 million from the FY 1998 Period. This decrease is primarily due to working capital changes in inventory and income taxes payable from a $4.2 million source for the FY 1998 Period, to a $3.6 million use of cash for the FY 1999 Period.

Cash Used in Investing Activities. During the quarter the Company completed the acquisition of Corotec GmbH, a medical device supplier based in Mainz, Germany. Cash used in investing activities for the FY 1999 Period included cash balances of $3.0 million obtained in the acquisition. The actual cash outlay for the acquisition occurred subsequent to May 2, 1998. During the FY 1999 Period, the Company invested $5.2 million in renovation of existing facilities, leasehold improvements and the replacement of existing equipment. Capital expenditures for the FY 1999 Period increased $2.3 million from $2.9 million in the FY 1998 Period.

The Company believes that it generates sufficient cash flow from its operations to finance near and long-term internal growth and capital expenditures and to make principal and interest payments on its loans payable to banks and the Notes. The Company continually evaluates its employment of capital resources, including asset management and other sources of financing.

CONTINGENCIES

For information regarding environmental matters and other contingencies, see
Note 6 of the "Notes to Condensed Consolidated Financial Statements" and the "Risk Factors" section of the Company's 1998 Annual Report on Form 10-K.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements that include the words "believes," "expects," "anticipates" or similar expressions and statements relating to anticipated cost savings, the Company's strategic plans, capital expenditures, industry trends and prospects and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. For a more complete discussion of risk factors, please refer to the "Risk Factors" section of the Company's 1998 Annual Report on Form 10-K. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements contained in this Form 10-Q and Cautionary Statements and "Risk Factors" section in the Company's 1998 Annual Report on Form 10-K.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

        10.7* Deferred Compensation Plan, as amended and restated effective February 1, 1998.

        10.8* Economic Value Added (EVA) Incentive Compensation Plan, as amended and restated effective February 1, 1998.

        27        Financial Data Schedule

        (b) Reports on Form 8-K:

            None




*   A management contract or compensatory plan or arrangement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FURON COMPANY

                                   REGISTRANT




/S/MONTY A. HOUDESHELL                      /S/DAVID L. MASCARIN
---------------------------------------     ------------------------------------

Monty A. Houdeshell                         David L. Mascarin
Vice President, Chief Financial Officer     Controller
   and Treasurer






May 29, 1998

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------

        10.7* Deferred Compensation Plan, as amended and restated effective February 1, 1998.

        10.8* Economic Value Added (EVA) Incentive Compensation Plan, as amended and restated effective February 1, 1998.

        27        Financial Data Schedule


----------

*   A management contract or compensatory plan or arrangement.