Form 10-Q
period 1998-08-01
FURON CO
filed 1998-09-11
CIK 37755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 1, 1998


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 000-8088

                                  FURON COMPANY
             (Exact name of registrant as specified in its charter)


California                                                            95-1947155
----------------------------                                    ----------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

29982 Ivy Glenn Drive
Laguna Niguel, CA                                                          92677
----------------------------------------                              ----------
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


                              Yes [X]   No [ ]

Number of shares of common stock outstanding as of September 4, 1998: 18,297,619

                                  FURON COMPANY

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

                                                                        PAGE NO.
                                                                        --------

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
                 August 1, 1998  and January 31, 1998                       3

              Condensed Consolidated Statements of Income
                 Three and six months ended August 1, 1998  and
                 August 2, 1997                                             5

              Condensed Consolidated Statements of Cash Flows
                 Three and six months ended August 1, 1998 and
                 August 2, 1997                                             6

              Notes to Condensed Consolidated Financial Statements          7

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       14


PART II - OTHER INFORMATION                                                21
---------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                August 1,      January 31,
In thousands                                                      1998            1998
-------------------------------------------------------------------------------------------
ASSETS

Current assets:

        Cash and cash equivalents                              $   3,877        $      --
        Accounts receivable, less allowance for
           doubtful accounts of $1,813 at August 1, 1998
           and $1,741 at January 31, 1998                         75,252           75,661
        Inventories, net                                          58,299           54,704
        Deferred income taxes                                     11,356           11,052
        Prepaid expenses and other current assets                  5,840            4,959
                                                               ---------        ---------

Total current assets                                             154,624          146,376

Property, plant & equipment, at cost:

        Land                                                       6,780            6,976
        Buildings and leasehold improvements                      31,108           31,493
        Machinery and equipment                                  167,555          158,999
                                                               ---------        ---------
                                                                 205,443          197,468
        Less accumulated depreciation and amortization           (95,487)         (87,832)
                                                               ---------        ---------

Net property, plant and equipment                                109,956          109,636

Intangible assets, at cost less accumulated
   amortization of $36,015 at August 1, 1998
   and $35,354 at January 31, 1998                                93,227           83,129

Other assets                                                      10,891            7,208
                                                               ---------        ---------

TOTAL ASSETS                                                   $ 368,698        $ 346,349
                                                               =========        =========


See accompanying notes.

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 August 1,       January 31,
In thousands, except share data                                     1998            1998
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Cash, less checks outstanding                             $      --        $   1,025
       Accounts payable                                             24,595           25,384
       Salaries, wages and related benefits payable                 13,722           18,203
       Income taxes payable                                          4,780            4,228
       Current portion of long-term debt                             1,419              966
       Facility rationalization and severance                        7,374           10,091
       Other current liabilities                                    21,997           14,035
                                                                 ---------        ---------

Total current liabilities                                           73,887           73,932
Long-term debt                                                     158,798          148,657
Other long-term liabilities                                         26,088           23,883
Deferred income taxes                                               18,739           18,738
Commitments and contingencies                                           --               --

Shareholders' equity:

       Preferred stock without par value, 2,000,000 shares
           authorized, none issued or outstanding                       --               --
       Common stock without par value, 30,000,000 shares
           authorized, 18,297,619 shares issued and
           outstanding at August 1, 1998 and 18,227,898
           at January 31, 1998                                      41,084           40,864

       Employee Benefit Trust shares                                (1,345)              --
       Accumulated other comprehensive income                       (3,660)          (4,236)
       Unearned ESOP shares                                         (2,630)          (3,229)
       Unearned compensation                                          (174)            (232)
       Retained earnings                                            57,911           47,972
                                                                 ---------        ---------

Total shareholders' equity                                          91,186           81,139
                                                                 ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 368,698        $ 346,349
                                                                 =========        =========

See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three months ended                 Six months ended
                                          --------------------------        --------------------------
                                          August 1,        August 2,        August 1,        August 2,
In thousands, except per share amounts      1998             1997             1998             1997
------------------------------------------------------------------------------------------------------------
Net sales                                 $ 125,046        $ 118,696        $ 244,851        $ 238,345
Cost of sales                                84,849           80,214          167,388          161,544
                                          ---------        ---------        ---------        ---------
Gross profit                                 40,197           38,482           77,463           76,801

Selling, general and administrative
   expenses                                  29,271           28,625           56,832           56,764
Nonrecurring charges and facilities
   rationalization                               --               --             (417)              --
Other (income), expense                        (971)            (175)          (1,692)            (422)
Interest expense, net                         3,262            2,681            6,194            5,567
                                          ---------        ---------        ---------        ---------

Income before income taxes                    8,635            7,351           16,546           14,892
Provision for income taxes                    2,720            2,127            5,212            4,691
                                          ---------        ---------        ---------        ---------

Net income                                $   5,915        $   5,224        $  11,334        $  10,201
                                          =========        =========        =========        =========

Basic income per share                    $    0.33        $    0.29        $    0.63        $    0.57
                                          =========        =========        =========        =========

Diluted income per share                  $    0.32        $    0.28        $    0.61        $    0.55
                                          =========        =========        =========        =========

Cash dividends per share                  $    0.03        $    0.03        $    0.06        $    0.06
                                          =========        =========        =========        =========


See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three months ended                Six months ended
                                                      -------------------------       --------------------------
                                                      August 1,       August 2,       August 1,        August 2,
In thousands                                            1998            1997            1998             1997
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                        $  5,915        $  5,224        $  11,334        $ 10,201
    Adjustments to reconcile net income to
     cash provided by operating activities:
       Depreciation                                      4,331           4,070            8,604           8,301
       Amortization                                      1,633           1,379            3,161           2,785
       Provision for losses on accounts
          receivable                                        70              (6)             140             149
       Deferred income taxes                                (5)              2             (374)            (27)
       Nonrecurring charges and facilities
          rationalization                                   --              --             (417)             --
       (Gain) loss on sale of assets                        40             (11)             102               8
    Working capital changes, net of
     acquisitions and disposals:
       Accounts receivable                                (267)             83            1,523           2,146
       Inventories                                       1,386           3,420           (1,678)          4,060
       Accounts payable and accrued liabilities           (431)          2,643           (4,844)         (1,267)
       Income taxes payable                                412            (762)            (152)          2,787
       Other current assets and liabilities,
          net                                            3,907           1,494            3,047            (247)
    Changes in other long-term operating
       assets and liabilities                             (412)            (37)            (324)            732
                                                      --------        --------        ---------        --------

           Net cash provided by operating
              activities                                16,579          17,499           20,122          29,628

INVESTING ACTIVITIES
    Acquisition of businesses, net of cash
       acquired                                        (14,339)             --          (11,417)             --
    Purchases of property, plant and equipment          (4,744)         (2,625)          (9,910)         (5,477)
    Proceeds from sale of businesses                       276             170              281             419
    Proceeds from sale of equipment                         70              16              110              33
    Decrease in notes receivable                           776              --              170              --
                                                      --------        --------        ---------        --------

           Net cash used in investing
              activities                               (17,961)         (2,439)         (20,766)         (5,025)

FINANCING ACTIVITIES
    Proceeds from long-term debt                        14,000              --          148,194           4,081
    Principal payments on long-term debt               (13,672)        (19,736)        (138,013)        (26,805)
    Deferred debt costs                                   (246)             --           (4,164)             --
    Employee benefit trust funding                        (342)             --           (1,642)             --
    Proceeds, net of cancellations, from
      issuance of common stock                              16             672              153             647
    Loan to ESOP                                            --            (266)              --            (266)
    Principal payments received from loan to
      ESOP                                                 599             529              599             529
    Dividends paid on common stock                        (549)           (544)          (1,098)         (1,084)
                                                      --------        --------        ---------        --------

           Net cash provided by (used in)
             financing activities                         (194)        (19,345)           4,029         (22,898)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     48            (811)             492          (1,541)
                                                      --------        --------        ---------        --------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                           (1,528)         (5,096)           3,877             164

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                 5,405           5,260               --              --
                                                      --------        --------        ---------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  3,877        $    164        $   3,877        $    164
                                                      ========        ========        =========        ========

See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 1, 1998
                                   (Unaudited)

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

        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of August 1, 1998, and the results of operations and cash flows for the three and six months ended August 1, 1998 and August 2, 1997. Results of the Company's operations for the three and six months ended August 1, 1998 are not necessarily indicative of the results to be expected for the full year.

2.      INVENTORIES

        Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                        August 1,     January 31,
                 In thousands                             1998           1998
                 ----------------------------------------------------------------
                 Raw materials and purchased parts       $25,523       $24,781
                 Work-in-process                          11,064        11,538
                 Finished goods                           21,712        18,385
                                                         -------       -------
                                                         $58,299       $54,704
                                                         =======       =======


3.      INTANGIBLES

        Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                              August 1,     January 31,
                 In thousands                   1998           1998
                 ------------------------------------------------------
                 Goodwill                      $65,917       $54,476
                 Other intangible assets        27,310        28,653
                                               -------       -------
                                               $93,227       $83,129
                                               =======       =======

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 1, 1998
                                   (Unaudited)


4.      LONG-TERM DEBT

        Long-term debt is summarized as follows:

                                                 August 1,     January 31,
        In thousands                               1998           1998
        ------------------------------------------------------------------
        Senior Subordinated Notes                $125,000       $     --
        Loans under bank credit agreements
           due through fiscal year 2002            30,000        142,000
        Industrial Revenue Bonds                    3,600          6,175
        Other                                       1,617          1,448
                                                 --------       --------
        Total long-term debt                      160,217        149,623
        Less current portion                        1,419            966
                                                 --------       --------

        Due after one year                       $158,798       $148,657
                                                 ========       ========

        Effective February 3, 1998, the Company amended and restated its credit facility agreement to decrease the aggregate credit facility from $250.0 million to $200.0 million.

        On March 4, 1998 the Company issued $125.0 million of 8.125% Senior Subordinated Notes (the "Notes") due March 1, 2008 (the "Offering"). The Company used the net proceeds of the Offering to repay a portion of existing indebtedness under the Company's amended credit facility agreement. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year.

        During the three months ended August 1, 1998, the Company retired approximately $2.6 million of the Industrial Revenue Bonds.

        For the three and six months ended August 1, 1998, the weighted average interest rate on the loans under the credit facility agreement was 6.2% and 6.3%, respectively.

        Interest paid for the three and six months ended August 1, 1998 was $0.6 million and $2.6 million, respectively. Interest paid for the three and six months ended August 2, 1997 was $2.7 million and $5.0 million, respectively.

5.      INCOME TAXES

        The Company's effective tax rate for the three and six months ended August 1, 1998 was 31.5% as compared with 28.9% and 31.5% for the same periods in the prior year. The lower effective tax rate was primarily due to increases in research and experimental credits and foreign tax credits.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 1, 1998
                                   (Unaudited)


5.      INCOME TAXES (CONTINUED)

        Income taxes paid for the three and six months ended August 1, 1998 were $2.8 million and $4.9 million, respectively. Income taxes paid for the three and six months ended August 2, 1997 were $2.7 million and $2.2 million, respectively.

6.      CONTINGENCIES

        At August 1, 1998, the Company had approximately $1.0 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. Net unrealized losses from hedging activities were not material as of August 1, 1998.

        At August 1, 1998, the Company is obligated under irrevocable letters of credit totaling $4.9 million.

        The Company is currently involved in various litigation. While no assurance can be given, management of the Company is of the opinion that the ultimate resolution of such litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

        Compliance with environmental laws and regulations designed to regulate the discharge of materials into the environment or otherwise protect the environment requires continuing management effort and expenditures by the Company. While no assurance can be given, the Company does not believe that the operating costs incurred in the ordinary course of business to satisfy air and other permit requirements, properly dispose of hazardous wastes and otherwise comply with these laws and regulations form or are reasonably likely to form a material component of its operating costs or have or are reasonably likely to have a material adverse effect on its competitive or consolidated financial positions.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 1, 1998
                                   (Unaudited)


6.      CONTINGENCIES (CONTINUED)

        As of August 1, 1998 the Company's reserves for environmental matters totaled approximately $1.6 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including certain "superfund" waste disposal sites. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its environmental reserves should be sufficient to cover the Company's aggregate liability for these matters and, while no assurance can be given, it does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 1, 1998
                                   (Unaudited)


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

        The calculation of earnings per share is presented below:

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ----------------------------      ----------------------------
        IN THOUSANDS, EXCEPT SHARE AND PER      AUGUST 1,        AUGUST 2,        AUGUST 1,        AUGUST 2,
          SHARE AMOUNTS                           1998             1997             1998             1997
        -----------------------------------------------------------------------------------------------------
        Net income                             $     5,915      $     5,224      $    11,334      $    10,201
                                               ===========      ===========      ===========      ===========
        Weighted average shares
          outstanding for basic income
          per share                             18,013,968       17,839,938       18,023,521       17,804,048
                                               -----------      -----------      -----------      -----------
        Effect of dilutive securities:
        Employee stock options and awards          545,999          788,048          603,771          681,152
                                               -----------      -----------      -----------      -----------
        Weighted average shares
          outstanding for diluted
          income per share                      18,559,967       18,627,986       18,627,292       18,485,200
                                               -----------      -----------      -----------      -----------
        Basic income per share                 $      0.33      $      0.29      $      0.63      $      0.57
                                               ===========      ===========      ===========      ===========
        Diluted income per share               $      0.32      $      0.28      $      0.61      $      0.55
                                               ===========      ===========      ===========      ===========


        Employee Benefits Trust

        On March 24, 1998, the Company entered into an Employee Benefits Trust (the "Trust") with Wachovia Bank, N.A., Trustee. The Trust was established to provide a source of funds to assist the Company in meeting obligations under various employee benefit plans. During the six months ended August 1, 1998, the Company contributed approximately $1.6 million to the Trust to purchase shares of the Company's common stock on the open market. During the first six months of fiscal year 1999, the Trust purchased 75,779 shares of common stock at an average cost of $21.73 per share (75,779 shares held at August 1, 1998).

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 1, 1998
                                   (Unaudited)


7.      SHAREHOLDERS' EQUITY (CONTINUED)

        For financial reporting purposes, the Trust is consolidated with the Company. The shares are accounted for by the treasury stock method. The fair market value of the shares held by the Trust is shown as a reduction to shareholders' equity in the Company's consolidated balance sheet. Any dividend transactions between the Company and the Trust are eliminated. Shares will be released from the Trust as granted to participants in connection with various benefit plans. Common stock held in the Trust is not considered outstanding for earnings per share calculations until they are granted to participants. The Trustee is responsible for voting the shares of common stock held in the Trust.


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

        The components of comprehensive income, net of related tax, are as follows:

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                          ------------------------      -----------------------
                                          AUGUST 1,      AUGUST 2,      AUGUST 1,     AUGUST 2,
        IN THOUSANDS                        1998           1997           1998          1997
        --------------------------------------------------------------------------------------
        Net income                        $  5,915       $  5,224       $ 11,334      $ 10,201
        Foreign currency translation
          adjustments                         (190)          (951)           576        (1,797)
                                          --------       --------       --------      --------
        Comprehensive income              $  5,725       $  4,273       $ 11,910      $  8,404
                                          ========       ========       ========      ========

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 August 1, 1998
                                   (Unaudited)


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

        Sales, operating profit, interest expense, net and identifiable assets are set forth in the following table:

                                         INDUSTRIAL       MEDICAL
IN THOUSANDS                              PRODUCTS     DEVICE PRODUCTS   ADJUSTMENT    CONSOLIDATED
---------------------------------------------------------------------------------------------------
Three months ended August 1, 1998:
----------------------------------
   Sales to unaffiliated customers        $ 96,544        $ 28,502                        $125,046
   Operating profit                          8,731           2,195                          10,926
   Interest expense, net                        --              --        $  3,262           3,262
   Identifiable assets                     216,710         151,988                         368,698

Six months ended August 1, 1998:
--------------------------------
   Sales to unaffiliated customers        $194,518        $ 50,333                        $244,851
   Operating profit                         18,740           2,308                          21,048
   Interest expense, net                        --              --        $  6,194           6,194
   Identifiable assets                     216,710         151,988                         368,698


Three months ended August 2, 1997:
----------------------------------
   Sales to unaffiliated customers        $ 91,852        $ 26,844                        $118,696
   Operating profit                          5,849           4,008                           9,857
   Interest expense, net                        --              --        $  2,681           2,681
   Identifiable assets                     204,791         126,014                         330,805

Six months ended August 2, 1997:
--------------------------------
   Sales to unaffiliated customers        $184,298        $ 54,047                        $238,345
   Operating profit                         12,352           7,685                          20,037
   Interest expense, net                        --              --        $  5,567           5,567
   Identifiable assets                     204,791         126,014                         330,805

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis is based upon and should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto. The Company's fiscal 1999 second quarter ended August 1, 1998 and fiscal 1998 second quarter ended August 2, 1997. The fiscal 1999 and 1998 quarters each consisted of 13 weeks.


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED AUGUST 1, 1998 COMPARED WITH THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 1997

Net Sales. Net sales of $125.0 million for the three months ended August 1, 1998 ("Q2 1999 Period") increased $6.3 million, or 5.3%, from $118.7 million for the three months ended August 2, 1997 ("Q2 1998 Period"). Net sales of $244.9 million for the six months ended August 1, 1998 ("YTD Q2 1999 Period") increased $6.6 million, or 2.7%, from $238.3 million for the six months ended August 2, 1997 ("YTD Q2 1998 Period"). The increase in net sales was the result of increased demand for both industrial and medical device products. Net of acquisitions and divestitures, sales for the Q2 1999 Period and YTD Q2 1999 Period increased 2.9% and 2.0%, respectively, over the same periods of the prior year.

Gross Profit. Gross Profit of $40.2 million for the Q2 1999 Period increased $1.7 million, or 4.5%, from $38.5 million in the Q2 1998 Period. Gross Profit of $77.5 million for the YTD Q2 1999 Period increased $0.7 million, or 0.9% from $76.8 million for the YTD Q2 1998 Period. The gross profit margin decreased to 32.1% for the Q2 1999 Period and to 31.6% for the YTD Q2 1999 Period from 32.4% and 32.2% in the same periods of the prior year. The decrease in gross profit margin was due to lower margins achieved by the Medical Device Products Segment caused by lower volume and changes in product mix, which more than offset the higher volumes and continued productivity improvements and cost containment achieved by the Industrial Products Segment.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses of $29.3 million in the Q2 1999 Period increased $0.7 million, or 2.3%, from $28.6 million in the Q2 1998 Period. This increase was primarily due to SG&A expenses incurred as a result of acquisitions. SG&A expenses of $56.8 million in the YTD Q2 1999 Period remained flat compared to $56.8 million in the YTD Q2 1998 Period. SG&A expenses as a percentage of sales decreased to 23.4% in the Q2 1999 Period and 23.2% in the YTD Q2 1999 Period from 24.1% and 23.8%, respectively, in the same periods of the prior year. The decline in SG&A expenses as a percentage of sales was primarily due to an increase in sales volume and a relatively small increase in expenses. Research and development expenses of $3.5 million for the Q2 1999 Period and $7.2 million for the YTD Q2 1999 Period increased $0.1 million and $0.5 million, or 1.6% and 7.2%, respectively, from the same periods of the prior year. This increase reflects the Company's continued commitment to new products and materials development.

Other Income. Other income of $1.0 million for the Q2 1999 Period increased $0.8 million from $0.2 million for the Q2 1998 Period. Other income of $1.7 million for the YTD Q2 1999 Period increased $1.3 million from $0.4 million for the YTD Q2 1998 Period. The increase resulted primarily from the settlement of a lawsuit in the Q2 1999 Period and a reduction in losses from foreign exchange transactions compared to the prior periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Interest Expense, Net. Interest expense, net of $3.3 million for the Q2 1999 Period and $6.2 million for the YTD Q2 1999 Period both increased $0.6 million from the same periods of the prior year. The increase in the Company's interest expense was primarily the result of the higher interest rates attributable to the Company's subordinated debt, as compared to its previous financing vehicle.

Income Before Income Taxes. Income before income taxes of $8.6 million in the Q2 1999 Period increased $1.2 million, or 17.5%, from $7.4 million in the Q2 1998 Period. Income before incomes taxes of $16.5 million in the YTD Q2 1999 Period increased $1.6 million, or 11.1%, from $14.9 million in the YTD Q2 1998 Period. Net of acquisitions and divestitures, pretax results of operations were up 20.0% from the Q2 1998 Period and 16.0% from the YTD Q2 1998 Period. This improvement was generally the result of increased volume and continued productivity improvements and cost containment in the Industrial Products Segment, offset partially by lower margins in the Medical Device Products Segment caused by changes in product mix and lower volume. Additionally, small increases in operating and interest expense were offset by an increase in other income.

Provision for Income Taxes. The Company's effective tax rate for the Q2 and YTD Q2 1999 Periods was 31.5%, compared with 28.9% and 31.5% for the same respective periods of the prior year. The lower effective tax rate was primarily due to increases in research and experimental credits and foreign tax credits.

SEGMENT RESULTS

A discussion of the operations of the business segments follows. The Company operates in two business segments: Industrial Products, including highly engineered seals and bearings, fluid handling components, tapes, films and coated fabrics, hose and tubing, wire and cable, and plastic formed components; and Medical Device Products, including critical care products, infusion systems for medical and surgical applications. For additional financial information about industry segments, see Note 9 of the "Notes to Condensed Consolidated Financial Statements."

INDUSTRIAL PRODUCTS

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                             -------------------------       -------------------------
                                             AUGUST 1,       AUGUST 2,       AUGUST 1,       AUGUST 2,
        IN THOUSANDS                           1998            1997            1998            1997
        ----------------------------------------------------------------------------------------------
        Sales                                $ 96,544        $ 91,852        $194,518        $184,298
        Operating profit                        8,731           5,849          18,740          12,352
        Operating profit before
          nonrecurring charges and
          facilities rationalization            8,731           5,849          18,323          12,352

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Net Sales. Industrial net sales for the Q2 1999 Period and YTD Q2 1999 Period increased $4.7 million, or 5% and $10.2 million or 6% over the same periods of the prior year. Net of acquisitions and divestitures, Industrial Products Q2 1999 Period net sales increased 7% compared to the Q2 1998 Period. Domestically, the Company benefited from continued strength in certain markets. Sales to commercial aircraft, truck, off-shore oil exploration, food and beverage and business equipment markets were particularly strong compared to the same period of the prior year. Continued softness in the electronics and semiconductor markets contributed to lower sales for the Q2 1999 Period and YTD Q2 1999 Period over the same periods of the prior year. Sustained demand in Europe across most product lines during the Q2 1999 Period and an acquisition resulted in increased net sales over the same period of the prior year of 36% (a 36.5% increase after removing the effect of foreign currency exchange rate changes and 17% after excluding the acquisition).

Gross Profit. The gross profit margin for the Q2 1999 Period and YTD Q2 1999 Period was 29.8%, an increase from 29.2% and 28.9%, respectively, over the same periods of the prior year. This increase was the net result of spending controls in variable and fixed overhead plus increased sales volume, partially offset by additional sales with higher material content, as a percentage of net sales.

Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales decreased 2.1% to 20.8% and 1.8% to 20.4% for the Q2 1999 Period and YTD Q2 1999 Period from the same periods of the prior year. Lower general and administrative expenses in several categories, including lower insurance, legal, recruiting, and travel expenses, were partially offset by higher performance based incentive compensation and rental expense.

Operating Profit, before Nonrecurring Charges and Facilities Rationalization. Operating profit, before nonrecurring charges and facilities rationalization, increased 49% to $8.7 million and 48% to $18.3 million for the Q2 1999 Period and YTD Q2 1999 Period from the same periods of the prior year. The improvement in profitability reflects higher net sales volumes, improved margins, and reduced operating expenses.


MEDICAL DEVICE PRODUCTS

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                             ------------------------      ------------------------
                                             AUGUST 1,      AUGUST 2,      AUGUST 1,      AUGUST 2,
        IN THOUSANDS                           1998           1997           1998           1997
        -------------------------------------------------------------------------------------------
        Sales                                $28,502        $26,844        $50,333        $54,047
        Operating profit                       2,195          4,008          2,308          7,685
        Operating profit before
          nonrecurring charges and
          facilities rationalization           2,195          4,008          2,308          7,685


Net Sales. Net sales for the Q2 1999 Period and YTD Q2 1999 Period increased $1.7 million, or 6.2% and decreased $3.7 million or 6.9% over the same periods of the prior year. The sales increase in the Q2 1999 Period was the net result of a 41% increase in European sales, partially offset by a decline in domestic sales. Contributing factors to the lower domestic sales in the Q2 1999 Period included lower volume in the fluid and drug and infusion systems product lines. The YTD Q2 1998 Period included unusually strong sales of infusion systems. Q2 1999 Period sales in Europe increased 41%, primarily due to an acquisition. The impact on sales of unfavorable foreign exchange fluctuation was 0.8% and 1.8% for the Q2 1999 Period and YTD Q2 1999 Period, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Gross Profit. The gross profit as a percentage of sales for the Q2 1999 Period was 40.0% compared to 43.3% for the Q2 1998 Period. The lower margin was the result of lower domestic volume impact on overhead expense and unfavorable product mix. In addition, gross margins were negatively impacted by costs associated with the relocation of two manufacturing facilities in California to Dublin, Ohio. Gross margins were also negatively impacted by an acquisition of a business during the quarter with lower gross margins. Gross profit margin for the YTD Q2 1999 Period was 38.8% as compared to 43.7% for the same period of the prior year.

Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales for the Q2 1999 Period and YTD Q2 1999 Period, were 32.3% and 34.2%, compared to 28.4% and 29.4% in the same periods of the prior year. This is the result of lower domestic sales, increased product development expenses and costs associated with the integration of a European acquisition.

Operating Profit, before Nonrecurring Charges and Facilities Rationalization. Operating profit, before nonrecurring charges and facilities rationalization, decreased 45% to $2.2 million and 70% to $2.3 million for the Q2 1999 Period and YTD Q2 1999 Period, from the same periods of the prior year. This reflects the impact of lower domestic volumes on fixed overhead, unfavorable product mix and increased operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

On March 4, 1998, the Company completed the Offering of its 8.125% Senior Subordinated Notes (see Note 4 of the "Notes to Condensed Consolidated Financial Statements"). The net proceeds from the Offering were approximately $121.0 million. In conjunction with the Offering, the Company amended the credit facility agreement to, among other things, reduce the maximum principal amount available from $250.0 million to $200.0 million (the "Credit Facility"). The Company used the net proceeds of the Offering to repay a portion of existing indebtedness under the Credit Facility. Amounts borrowed under the Credit Facility mature November 12, 2001. The Notes mature March 1, 2008.

Cash provided by operating activities. Cash provided by operating activities for the Q2 FY 1999 Period decreased $0.9 million from $17.5 million in the same period last year to $16.6 million. This decrease is primarily due to working capital changes in inventory, accounts payable and accrued liabilities, income taxes payable and other current assets and other current liabilities, net from a $6.8 million source, to a $5.3 million source of cash for the Q2 FY 1998 Period and Q2 FY 1999 Period, respectively.

Cash used in investing activities. During the Q2 FY 1999 Period, the Company completed the acquisition of Corotec GmbH, a medical device supplier based in Mainz, Germany. Purchase price payments were made during the Q2 FY 1999 Period. During the Q2 FY 1999 Period, the Company invested $4.7 million in renovation of existing facilities, leasehold improvements and the replacement of existing equipment, an increase of $2.1 million from the same period of the prior year.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTINGENCIES

For information regarding environmental matters and other contingencies, see the sections entitled "Business - Governmental Regulation" and "Legal Proceedings" in Part I of the Company's 1998 Annual Report on Form 10-K and Note 6 of the "Notes to Condensed Consolidated Financial Statements" in this 10-Q.

Year 2000 Problem and the Company's Readiness Program

The Year 2000 ("Y2K") Problem in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read date "00," the computer may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, potentially impairing the conduct of business.

The Company has instituted a Y2K readiness program (the "Program") to address these issues as they relate to the Company. The Company's Program is divided into two phases and is being conducted in three areas. The two phases of the Program are: (i) identifying potentially non-complaint areas and (ii) addressing those areas to make them Y2K ready. This two phase process is being conducted across three areas. The three areas include: (i) Information Technology Systems and Equipment; (ii) Non-Information Technology Systems and Equipment, and (iii) compliance of third party vendors and suppliers with which the Company has material relationships.

The Company believes it has made a great deal of progress in Phase I of the Program. With respect to Information Technology Systems and Equipment, the Company has identified applications systems, hardware/networks, personal computers and telecommunications equipment that is potentially Y2K sensitive. With respect to Non-Information Technology Systems and Equipment, the Company is in the process of identifying manufacturing equipment that is potentially Y2K sensitive. The Company has already completed a survey of its complete product line across both the Industrial Products and Medical Device Products Segments and believes its product offering addresses material Y2K issues.

Phase II of the Company's Program is in process. The majority of application systems and personal computers were replaced with Y2K ready systems, and the Company expects the remaining systems to be Y2K ready by the end of 1998. The Company believes a majority of its hardware/networks and telecommunications systems are Y2K ready. With respect to Non-Information Technology Systems and Equipment, the Company is currently in the process of identifying manufacturing equipment that potentially has Y2K issues. The Company is contacting the suppliers of its manufacturing equipment to determine whether the equipment is Y2K ready. Large scale testing to verify that the Company's Y2K ready Information Technology and Non-Information Technology Systems and Equipment are operational is expected to begin the first quarter of 1999 and is expected to be completed by mid-year 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 Problem and the Company's Readiness Program (continued)

The Company has identified its key third party vendors and suppliers and has asked them to disclose their state of Y2K readiness. The Company expects to identify and audit selected "critical" suppliers, and develop strategies for working with them through Y2K issues and develop contingency plans in the event of a problem with obtaining materials from these "critical" suppliers. The Company intends to survey its key customers to determine their state of Y2K readiness. For the six months ended August 1, 1998, no single customer accounted for more than 4% of the Company's net sales of Industrial Products or more than 7% of the Company's net sales of Medical Device Products.

The Company expended approximately $9 million between 1994 and 1997 replacing Information Technology Systems and Equipment with systems and equipment that is Y2K ready. The Company has expended approximately $1 million and expects to have recurring operating costs of approximately $1.2 million per year to lease upgraded personal computers. The system and equipment replacements that have been made were scheduled to occur without regard for the Program and the Program is being conducted by the Company's employees. While no assurance can be given, at this time the Company does not anticipate that the Y2K Problem will have a material adverse impact on the Company's business, financial condition or results of operation.

Euro Conversion

The Euro is scheduled to be introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro will be set for the eleven participating EMU member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled and Euro bills and coins will be used in the eleven participating countries.

Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. The increased price transparency resulting from the use of a single currency may affect the ability of the Company to price its products differently in the various European markets. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the Euro, as well as conversion of bank accounts and other treasury and cash management activities.

The Company is addressing these transition issues and has not yet determined what the effect of the transition to the Euro will have on the results of operations, financial position or cash flows of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements that include the words "believes," "expects," "anticipates," or similar expressions and statements relating to anticipated cost savings, the Company's Year 2000 readiness effort and progress toward that goal, Euro conversion, the Company's strategic plans, capital expenditures, industry trends and prospects and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. For a more complete discussion of risk factors, please refer to the "Risk Factors" section of the Company's 1998 Annual Report on Form 10-K. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements contained in this Form 10-Q and Cautionary Statements and the "Risk Factors" section in the Company's 1998 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Annual Meeting of the Shareholders of the registrant was held on June 2, 1998. The following matters were voted upon and approved at the meeting:

                                            VOTES CAST
                            -----------------------------------------                   BROKER
          MATTER                 FOR          AGAINST      WITHHELD     ABSTENTIONS    NONVOTES
 -------------------------- ------------- -------------- ------------ -------------- -----------
  1. Election of Class II
     Directors:

     Cochrane Chase            15,423,167         -          60,182           -            -
     William C. Shepherd       15,416,984         -          66,365           -            -


  2. Approval of an
     Amendment to the
     Company's 1994
     Employees' Stock
     Purchase Plan to
     Increase the Number of
     Shares Authorized to
     be Issued under the
     Plan From 400,000 to
     800,000 Shares            15,082,045      317,406          -           83,898         -

  3. Ratification of the
     Appointment of Ernst &
     Young LLP as the
     Company's Independent
     Auditors for the
     Fiscal Year Ending
     January 30, 1999          14,573,595       27,113          -          882,641         -

                           PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION.

The Company's Bylaws, as amended through the date of this Report, provide that shareholder nominations of directors may be made and other business may be brought by shareholders before an annual or special meeting only in compliance with certain advance notice and informational requirements. In order to be timely with respect to the Company's 1999 Annual Meeting of Shareholders (which is presently expected to be held in June 1999), a shareholder's notice of director nominations or of business to be brought before such Annual Meeting must be delivered to the Secretary of the Company no earlier than February 2, 1999 and no later than March 4, 1999. Such notice must also contain certain additional information required by the Bylaws and otherwise comply with applicable legal requirements. The advance notice and informational requirements set forth in the Company's Bylaws do not alter the requirements or conditions established by the Securities and Exchange Commission for shareholder proposals to be included in the Company's proxy materials for the 1999 Annual Meeting.

The advance notice requirements are set forth in the amendments to the Company's Bylaws filed as Exhibit 3.1A to this Report and are incorporated herein by this reference. Shareholders may obtain a complete copy of the Company's Bylaws, as amended, by submitting a request to the Secretary of the Company at the Company's principal executive office, 29982 Ivy Glenn Drive, Laguna Niguel, California 92677-2044, telephone number (949) 831-5350.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

           3.1A      Bylaw Amendments effective August 25, 1998.

           27        Financial Data Schedule.

           (b) Reports on Form 8-K:

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FURON COMPANY

                                   REGISTRANT

              -----------------------------------------------------


/S/MONTY A. HOUDESHELL                      /S/DAVID L. MASCARIN
---------------------------------------     ------------------------------------
Monty A. Houdeshell                         David L. Mascarin
Vice President, Chief Financial Officer     Controller


September 9, 1998

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
  3.1A              Bylaw Amendments effective August 25, 1998.

 27                 Financial Data Schedule.