Form 10-Q
period 1998-10-31
FURON CO
filed 1998-12-11
CIK 37755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 000-8088

                                  FURON COMPANY
             (Exact name of registrant as specified in its charter)


California                                                           95-1947155
---------------------------------------                      -------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

29982 Ivy Glenn Drive
Laguna Niguel, CA                                                         92677
---------------------------------------                      -------------------
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

 Number of shares of common stock outstanding as of December 4, 1998: 18,422,774

                                  FURON COMPANY


                                      INDEX




                                                                                          PAGE NO.
                                                                                          --------
PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
                October 31, and January 31, 1998                                              3

             Condensed Consolidated Statements of Income
                Three and nine months ended October 31, 1998 and
                November 1, 1997                                                              5

             Condensed Consolidated Statements of Cash Flows Three
                and nine months ended October 31, 1998 and
                November 1, 1997                                                              6

             Notes to Condensed Consolidated Financial Statements                             7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                          14



PART II - OTHER INFORMATION                                                                  23
---------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 October 31,     January 31,
In thousands                                                         1998           1998
-------------------------------------------------------------------------------------------
ASSETS

Current assets:

        Cash and cash equivalents                                  $   3,804       $    --
        Accounts receivable, less allowance for
           doubtful accounts of $1,939 at October 31, 1998
           and $1,741 at January 31, 1998                             74,169         75,661
        Inventories, net                                              58,641         54,704
        Deferred income taxes                                         11,356         11,052
        Prepaid expenses and other current assets                      4,896          4,959
                                                                   ---------       --------
Total current assets                                                 152,866        146,376

Property, plant & equipment, at cost:

        Land                                                           6,667          6,976
        Buildings and leasehold improvements                          30,747         31,493
        Machinery and equipment                                      171,817        158,999
                                                                   ---------       --------
                                                                     209,231        197,468
        Less accumulated depreciation and amortization              (100,085)       (87,832)
                                                                   ---------       --------
Net property, plant and equipment                                    109,146        109,636

Intangible assets, at cost less accumulated
   amortization of $37,428 at October 31, 1998
   and $35,354 at January 31, 1998                                    90,914         83,129

Other assets                                                           9,884          7,208
                                                                   ---------       --------
TOTAL ASSETS                                                       $ 362,810       $346,349
                                                                   =========       ========






See accompanying notes.

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                October 31,      January 31,
In thousands, except share data                                     1998            1998
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Cash, less checks outstanding                               $     --       $  1,025
       Accounts payable                                              24,060         25,384
       Salaries, wages and related benefits payable                  17,084         18,203
       Income taxes payable                                           2,221          4,228
       Current portion of long-term debt                              1,431            966
       Facility rationalization and severance                         7,214         10,091
       Other current liabilities                                     16,932         14,035
                                                                   --------       --------

Total current liabilities                                            68,942         73,932
Long-term debt                                                      152,742        148,657
Other long-term liabilities                                          26,000         23,883
Deferred income taxes                                                18,743         18,738
Commitments and contingencies                                            --             --

Shareholders' equity:

       Preferred stock without par value, 2,000,000 shares
           authorized, none issued or outstanding                        --             --
       Common stock without par value, 30,000,000 shares
           authorized, 18,298,924 shares issued and
           outstanding at October 31, 1998 and 18,227,898
           at January 31, 1998                                       41,100         40,864

       Employee Benefit Trust shares                                 (1,538)            --
       Accumulated other comprehensive income                        (1,445)        (4,236)
       Unearned ESOP shares                                          (2,630)        (3,229)
       Unearned compensation                                           (151)          (232)
       Retained earnings                                             61,047         47,972
                                                                   --------       --------

Total shareholders' equity                                           96,383         81,139
                                                                   --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $362,810       $346,349
                                                                   ========       ========







See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three months ended               Nine months ended
                                                 -----------------------------------------------------------
                                                 October 31,      November 1,     October 31,     November 1,
In thousands, except per share amounts              1998             1997            1998            1997
------------------------------------------------------------------------------------------------------------
Net sales                                         $120,720         $123,209        $365,571        $361,554
Cost of sales                                       85,793           84,304         253,181         245,848
                                                  --------         --------        --------        --------
Gross profit                                        34,927           38,905         112,390         115,706

Selling, general and administrative
  expenses                                          27,598           28,898          84,430          85,662
Nonrecurring charges and facilities
   rationalization                                      --               --            (417)             --
Other (income), expense                             (1,331)            (603)         (3,023)         (1,025)
Interest expense, net                                3,062            2,632           9,256           8,199
                                                  --------         --------        --------        --------
Income before income taxes                           5,598            7,978          22,144          22,870
Provision for income taxes                           1,763            2,513           6,975           7,204
                                                  --------         --------        --------        --------
Net income                                        $  3,835         $  5,465        $ 15,169        $ 15,666
                                                  ========         ========        ========        ========
Basic income per share                            $   0.21         $   0.31        $   0.84        $   0.88
                                                  ========         ========        ========        ========
Diluted income per share                          $   0.21         $   0.29        $   0.82        $   0.84
                                                  ========         ========        ========        ========
Cash dividends per share                          $   0.03         $   0.03        $   0.09        $   0.09
                                                  ========         ========        ========        ========









See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three months ended             Nine months ended
                                                     --------------------------------------------------------
                                                     October 31,     November 1,   October 31,    November 1,
In thousands                                            1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                         $ 3,835       $  5,465      $  15,169       $ 15,666
    Adjustments to reconcile net income to
      cash provided by operating activities:
       Depreciation                                      4,455          4,111         13,006         12,412
       Amortization                                      1,413          1,489          4,574          4,274
       Provision for losses on accounts receivable         469            (64)           609             85
       Deferred income taxes                                 5              4           (369)           (23)
       Nonrecurring charges and facilities
          rationalization                                   --             --           (417)            --
       (Gain) loss on sale of assets                      (163)            37            (61)            45
    Working capital changes, net of
      acquisitions and disposals:
       Accounts receivable                                 613         (5,190)         2,048         (3,044)
       Inventories                                        (343)          (237)        (2,267)         3,823
       Accounts payable and accrued liabilities          2,829          4,026         (1,886)         2,759
       Income taxes payable                             (2,559)          (525)        (3,210)         2,262
       Other current assets and liabilities, net        (4,921)           (43)          (731)          (290)
    Changes in other long-term operating
       assets and liabilities                            1,406            130            511            862
                                                       -------       --------      ---------       --------
         Net cash provided by operating activities       7,039          9,203         26,976         38,831

INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired         --        (11,100)       (11,311)       (11,100)
    Purchases of property, plant and equipment          (3,545)        (3,156)       (13,455)        (8,633)
    Proceeds from sale of businesses                       151            395            432            814
    Proceeds from sale of equipment                        968            196          1,168            229
    Decrease in notes receivable                           689             --            859             --
                                                       -------       --------      ---------       --------
         Net cash used in investing activities          (1,737)       (13,665)       (22,307)       (18,690)

FINANCING ACTIVITIES
    Proceeds from long-term debt                         7,528         15,077        155,713         19,158
    Principal payments on long-term debt               (13,617)       (11,168)      (151,632)       (37,973)
    Deferred debt costs                                    (34)            --         (4,198)            --
    Employee benefit trust funding                        (342)            --         (1,984)            --
    Proceeds, net of cancellations, from
      issuance of common stock                              15            (35)           168            612
    Loan to ESOP                                            --           (355)            --           (621)
    Principal payments received from loan to ESOP           --             --            599            529
    Dividends paid on common stock                        (549)          (541)        (1,647)        (1,625)
                                                       -------       --------      ---------       --------
           Net cash provided by (used in)
             financing activities                       (6,999)         2,978         (2,981)       (19,920)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  1,624          1,320          2,116           (221)
                                                       -------       --------      ---------       --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (73)          (164)         3,804             --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         3,877            164             --             --
                                                       -------       --------      ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 3,804       $     --      $   3,804       $     --
                                                       =======       ========      =========       ========



See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)

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

        In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of October 31, 1998, and the results of operations and cash flows for the three and nine months ended October 31, 1998 and November 1, 1997. Results of the Company's operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.      INVENTORIES

        Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                              October 31,        January 31,
                 In thousands                                    1998                1998
                 ---------------------------------------------------------------------------
                 Raw materials and purchased parts              $23,930            $24,781
                 Work-in-process                                 13,086             11,538
                 Finished goods                                  21,625             18,385
                                                                -------            -------
                                                                $58,641            $54,704
                                                                =======            =======


3.      INTANGIBLES

        Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                                              October 31,        January 31,
                 In thousands                                    1998                1998
                 ---------------------------------------------------------------------------
                 Goodwill                                      $64,462             $54,476
                 Other intangible assets                        26,452              28,653
                                                               -------             -------
                                                               $90,914             $83,129
                                                               =======             =======

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


4.      LONG-TERM DEBT

        Long-term debt is summarized as follows:

                                                          October 31,        January 31,
        In thousands                                         1998               1998
        --------------------------------------------------------------------------------
        Senior Subordinated Notes                          $125,000            $     --
        Loans under bank credit agreements
           due through fiscal year 2002                      24,000             142,000
        Industrial Revenue Bonds                              3,600               6,175
        Other                                                 1,573               1,448
                                                           --------            --------
        Total long-term debt                                154,173             149,623
        Less current portion                                  1,431                 966
                                                           --------            --------

        Due after one year                                 $152,742            $148,657
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

        For the three and nine months ended October 31, 1998, the weighted average interest rate on the loans under the credit facility agreement was 6.1% and 6.2%, respectively.

        Interest paid for the three and nine months ended October 31, 1998 was $5.6 million and $8.2 million, respectively. Interest paid for the three and nine months ended November 1, 1997 was $2.7 million and $7.7 million, respectively.

5.      INCOME TAXES

        The Company's effective tax rate for the three and nine months ended October 31, 1998 was 31.5% as compared with 31.5% for the same periods in the prior year.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


5.      INCOME TAXES (CONTINUED)

        Income taxes paid for the three and nine months ended October 31, 1998 were $3.2 million and $8.1 million, respectively. Income taxes paid for the three and nine months ended November 1, 1997 were $2.5 million and $4.7 million, respectively.

6.      CONTINGENCIES

        At October 31, 1998, the Company had approximately $0.7 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. Net unrealized losses from hedging activities were not material as of October 31, 1998.

        At October 31, 1998, the Company is obligated under irrevocable letters of credit totaling $5.9 million.

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

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


6.      CONTINGENCIES (CONTINUED)

        As of October 31, 1998 the Company's reserves for environmental matters totaled approximately $1.6 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including certain "superfund" waste disposal sites. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its current environmental reserves should be sufficient to cover most, if not all, of the Company's aggregate liability for these matters and, while no assurance can be given, it does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


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

        The calculation of earnings per share is presented below:

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                -----------------------------------------------------------
          IN THOUSANDS, EXCEPT SHARE AND PER     OCTOBER 31,    NOVEMBER 1,     OCTOBER 31,     NOVEMBER 1,
          SHARE AMOUNTS                             1998           1997            1998            1997
          -------------------------------------------------------------------------------------------------
          Net income                            $     3,835    $     5,465     $    15,169     $    15,666
                                                ===========    ===========     ===========     ===========
          Weighted average shares
            outstanding for basic income
            per share                            18,002,128     17,851,126      18,016,389      17,823,154
                                                -----------    -----------     -----------     -----------
          Effect of dilutive securities:
          Employee stock options and awards         499,081      1,023,958         571,133         829,012
                                                -----------    -----------     -----------     -----------
          Weighted average shares
            outstanding for diluted income
            per share                            18,501,209     18,875,084      18,587,522      18,652,166
                                                -----------    -----------     -----------     -----------
          Basic income per share                $      0.21    $      0.31     $      0.84     $      0.88
                                                ===========    ===========     ===========     ===========
          Diluted income per share              $      0.21    $      0.29     $      0.82     $      0.84
                                                ===========    ===========     ===========     ===========


        Employee Benefits Trust

        On March 24, 1998, the Company entered into an Employee Benefits Trust (the "Trust") with Wachovia Bank, N.A., Trustee. The Trust was established to provide a source of funds to assist the Company in meeting obligations under various employee benefit plans. During the nine months ended October 31, 1998, the Company contributed approximately $2.0 million to the Trust to purchase shares of the Company's common stock on the open market. During the first nine months of fiscal year 1999, the Trust purchased 96,671 shares of common stock at an average cost of $20.60 per share (96,671 shares held at October 31, 1998).

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


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

        The components of comprehensive income, net of related tax, are as follows:


                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  -----------------------------------------------------------
                                                  OCTOBER 31,    NOVEMBER 1,     OCTOBER 31,      NOVEMBER 1,
          IN THOUSANDS                              1998           1997            1998             1997
          ---------------------------------------------------------------------------------------------------
          Net income                                $3,835         $5,465          $15,169         $15,666
          Foreign currency translation
            adjustments                              2,215          1,704            2,791             (97)
                                                    ------         ------          -------         -------
          Comprehensive income                      $6,050         $7,169          $17,960         $15,569
                                                    ======         ======          =======         =======

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)


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

        Sales, operating profit, interest expense, net and identifiable assets are set forth in the following table:


                                          INDUSTRIAL              MEDICAL
IN THOUSANDS                               PRODUCTS           DEVICE PRODUCTS    ADJUSTMENT    CONSOLIDATED
---------------------------------------------------------------------------------------------------------
Three months ended October 31, 1998:
------------------------------------
   Sales to unaffiliated customers         $ 93,259              $ 27,461                       $120,720
   Operating profit                           6,277                 1,052                          7,329
   Interest expense, net                         --                    --         $ 3,062          3,062
   Identifiable assets                      215,157               147,653                        362,810

Nine months ended October 31, 1998:
-----------------------------------
   Sales to unaffiliated customers         $287,777              $ 77,794                       $365,571
   Operating profit                          24,600                 3,360                         27,960
   Interest expense, net                         --                    --         $ 9,256          9,256
   Identifiable assets                      215,157               147,653                        362,810

Three months ended November 1, 1997:
------------------------------------
   Sales to unaffiliated customers         $ 96,522              $ 26,687                       $123,209
   Operating profit                           6,899                 3,108                         10,007
   Interest expense, net                         --                    --         $ 2,632          2,632
   Identifiable assets                      208,445               139,532                        347,977

Nine months ended November 1, 1997:
-----------------------------------
   Sales to unaffiliated customers         $280,820              $ 80,734                       $361,554
   Operating profit                          19,249                10,795                         30,044
   Interest expense, net                         --                    --         $ 8,199          8,199
   Identifiable assets                      208,445               139,532                        347,977


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis is based upon and should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto. The Company's fiscal 1999 third quarter ended October 31, 1998 and fiscal 1998 third quarter ended November 1, 1997. The fiscal 1999 and 1998 quarters each consisted of 13 weeks.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED WITH THREE AND NINE MONTHS ENDED NOVEMBER 1, 1997

NET SALES. Net sales of $120.7 million for the three months ended October 31, 1998 ("Q3 1999 Period") decreased $2.5 million, or 2.0%, from $123.2 million for the three months ended November 1, 1997 ("Q3 1998 Period"). Net sales of $365.6 million for the nine months ended October 31, 1998 ("YTD Q3 1999 Period") increased $4.0 million, or 1.1%, from $361.6 million for the nine months ended November 1, 1997 ("YTD Q3 1998 Period"). The current quarter's decrease in net sales was the result of reduced demand for industrial products, partially offset by an increase in net sales of medical device products due to acquisitions. Net of acquisitions and divestitures, sales for the Q3 1999 Period decreased 3.5%, while YTD Q3 1999 Period sales increased slightly over the same periods of the prior year.

GROSS PROFIT. Gross Profit of $34.9 million for the Q3 1999 Period decreased $4.0 million, or 10.2%, from $38.9 million in the Q3 1998 Period. Gross Profit of $112.4 million for the YTD Q3 1999 Period decreased $3.3 million, or 2.9%, from $115.7 million for the YTD Q3 1998 Period. For the Q3 1999 Period, the decrease in gross profit resulted from lower volumes from the Industrial Products Segment coupled with continued unfavorable manufacturing variances and cost containment challenges affecting the Medical Device Products Segment. For the YTD Q3 1999 Period, the decrease in gross profit was due to the lower volumes and cost containment affecting the Medical Device Products Segment, which more than offset continued cost containment achieved by the Industrial Products Segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $27.6 million in the Q3 1999 Period decreased $1.3 million, or 4.5%, from $28.9 million in the Q3 1998 Period. This decrease was primarily due to reduced labor, travel, legal and outside services costs together with decreased performance based incentive compensation awards, which more than offset increased professional fees and relocation expenses. SG&A expenses of $84.4 million in the YTD Q3 1999 Period decreased $1.3 million, or 1.4% from $85.7 million in the YTD Q3 1998 Period. SG&A expenses as a percentage of sales decreased to 22.9% in the Q3 1999 Period and 23.1% in the YTD Q3 1999 Period from 23.5% and 23.7%, respectively, in the same periods of the prior year. The decline in SG&A expenses as a percentage of sales was primarily due to reduced labor, travel, legal and outside services costs together with decreased performance based incentive compensation awards, which more than offset increased professional fees and relocation expenses.

Research and development expenses of $3.4 million for the Q3 1999 Period decreased $0.2 million, or 4.8%, from the Q3 1998 period primarily due to lower labor expenses. However, research and development expenses of $10.6 million for the YTD Q3 1999 Period increased $0.3 million, or 3.1%, from the YTD Q3 1998 Period primarily because higher labor costs for the first two fiscal quarters more than offset the third quarter reduction.

OTHER INCOME. Other income of $1.3 million for the Q3 1999 Period and $3.0 million for the YTD Q3 1999 Period increased $0.7 million and $2.0 million from $0.6 million and $1.0 million from the same periods of the prior year. For the Q3 1999 Period, the increase resulted primarily from the following items: a gain on the cash surrender value of a life insurance policy and a gain from the sale of a building for the Medical Device Products Segment, and a legal settlement and a miscellaneous write-off taken in prior year periods but not repeated in this year's periods for the Industrial Products Segment. For the YTD Q3 1999 Period, this increase is primarily the result of a turnaround in foreign exchange losses experienced in the same period of the prior year.

INTEREST EXPENSE, NET. Interest expense, net of $3.1 million for the Q3 1999 Period and $9.3 million for the YTD Q3 1999 Period increased $0.4 million and $1.1 million from the same periods of the prior year. The increase in the Company's interest expense was primarily the result of the higher interest rates attributable to the Company's subordinated debt, as compared to the Company's bank borrowing rate.

INCOME BEFORE INCOME TAXES. Income before income taxes of $5.6 million in the Q3 1999 Period decreased $2.4 million, or 29.8%, from $8.0 million in the Q3 1998 Period. Income before income taxes of $22.1 million in the YTD Q3 1999 Period decreased $0.8 million, or 3.2%, from $22.9 million in the YTD Q3 1998 Period. These decreases are generally the result of lower sales, reduced margins and higher interest expense somewhat offset by lower operating expenses and increased other income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES. Provision for income taxes of $1.8 million for the Q3 1999 Period decreased $0.7 million from the same period of the prior year. Provision for income taxes of $7.0 million for the YTD Q3 1999 Period decreased $0.2 million from the same period of the prior year. The Company's effective tax rate for the Q3 1999 and YTD Q3 1999 Periods was 31.5%, unchanged from the same periods of the prior year.

SEGMENT RESULTS

A discussion of the operations of the business segments follows. The Company operates in two business segments: Industrial Products, including highly engineered seals and bearings, fluid handling components, tapes, films and coated fabrics, hose and tubing, wire and cable, and plastic formed components; and Medical Device Products, including critical care products and infusion systems for medical and surgical applications. For additional financial information about industry segments see Note 9 of the "Notes to Condensed Consolidated Financial Statements."

INDUSTRIAL PRODUCTS

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                        ----------------------------------------------------------
                                        OCTOBER 31,    NOVEMBER 1,     OCTOBER 31,     NOVEMBER 1,
IN THOUSANDS                               1998           1997            1998             1997
--------------------------------------------------------------------------------------------------
   Sales                                 $93,259        $96,522         $287,777        $280,820
   Operating profit                        6,277          6,899           25,017          19,249
   Operating profit before nonrecurring
     and facilities rationalizations       6,277          6,899           24,600          19,249


NET SALES. Industrial net sales for the Q3 1999 Period and YTD Q3 1999 Period decreased $3.3 million and increased $7.0 million, respectively, over the same periods of the prior year. Net of acquisitions and divestitures, for the Q3 1999 Period and YTD Q3 1999 Period, Industrial Products net sales decreased 1.2% and increased 4.3%, respectively, compared to the same periods of the prior year. In the current quarter, domestic net sales in the commercial aircraft, heavy duty truck, and business equipment markets continued to show growth. This growth was more than offset by reduced demand in most industrial process markets such as off-shore exploration, along with the general softness in the electronics and semiconductor markets. Sustained demand in Europe across most product lines during the current quarter and an acquisition resulted in increased net sales over the same period of the prior year of 24.0% and was further assisted by the favorable effect of foreign currency exchange rates, resulting in increased dollar net sales of 28.1% over the same period of the prior year. Net of the acquisition, for the Q3 1999 Period, Industrial Product net sales were 14.4% higher than the same period the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT. The gross profit margin for the Q3 1999 Period was 27.6%, a decrease from 28.3% the same period of the prior year. This decrease was primarily the result of increased material usage due to product mix content. For the YTD Q3 1999 Period, spending controls in variable and fixed overhead more than offset the higher raw material content, as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses as a percentage of net sales decreased 0.2% and 1.3% to 20.9% and 20.5%, for the Q3 1999 Period and YTD Q3 1999 Period, respectively, from the same periods of the prior year. Favorable selling, general and administrative variances include salaries and benefits, including lower performance based incentive compensation, travel and outside services, partially offset by increased professional and relocation fees. Favorable variances in research and development also contributed to lower operating expenses.

OPERATING PROFIT, BEFORE NONRECURRING CHARGES AND FACILITIES RATIONALIZATION. Operating profit, before nonrecurring charges and facilities rationalization, decreased 9.0% to $6.3 million and increased 27.8% to $24.6 million for the Q3 1999 Period and YTD Q3 1999 Period, respectively, from the same periods of the prior year. The Q3 1999 Period reflects the impact of lower domestic volumes on overhead and unfavorable product mix partially offset by reduced operating expenses. The YTD Q3 1999 Period improvement in profitability reflects higher net sales volumes and margins, reduced operating expenses and increased other income.

MEDICAL DEVICE PRODUCTS

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                      --------------------------------------------------------
                                      OCTOBER 31,    NOVEMBER 1,     OCTOBER 31,   NOVEMBER 1,
IN THOUSANDS                             1998           1997            1998          1997
----------------------------------------------------------------------------------------------
Sales                                   $27,461         $26,687         $77,794       $80,734
Operating profit                          1,052           3,108           3,360        10,795
Operating profit before nonrecurring
  and facilities rationalizations         1,052           3,108           3,360        10,795

NET SALES. Net sales for the Q3 1999 Period increased $0.8 million, or 2.9%, over the same period of the prior year. The increase is the net result of a 39.9% increase in European sales, primarily related to an acquisition, offset by lower domestic volumes in the fluid and drug, pressure monitoring, cardiovascular, and infusion systems markets. For the YTD Q3 1999 Period, sales were down 3.6% over the same period of the prior year. This is due to lower domestic volumes as noted above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT. The gross profit margin for the Q3 1999 Period and YTD Q3 1999 Period was 33.5% and 36.9% as compared to 43.5% and 43.6% for the Q3 1998 Period and YTD Q3 1998 Period, respectively. This resulted from reduced volume impact on manufacturing overhead and unfavorable product mix. In addition, cost of sales was further negatively impacted by manufacturing difficulties specifically related to the moves of the silicone products plant and the SDM operation (acquired August 1997) from California to Dublin, Ohio.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses as a percentage of net sales for the Q3 1999 Period and YTD Q3 1999 Period, decreased by 2.1% to 29.7% and increased by 2.4% to 32.6%, respectively, over same periods of the prior year. Current quarter favorable selling, general and administrative variances included lower performance based incentive compensation and reclassification of freight, somewhat offset by increases due to the Corotec acquisition (April 1998) and product development expenses. For the YTD Q3 1999 Period, SG&A expenses include costs associated with the integration of the Corotec acquisition and increased product development expenses leveraged against lower sales volumes partially offset by freight reclassification.

OPERATING PROFIT, BEFORE NONRECURRING CHARGES AND FACILITIES RATIONALIZATION. Operating profit, before nonrecurring charges and facilities rationalization, decreased 66.2% and 68.9% for the Q3 1999 Period and YTD Q3 1999 Period, respectively, from $3.1 million and $10.8 million, respectively, the same periods of the prior year. These decreases reflect lower net sales volumes and margins in addition to certain relocation and start-up costs which were incurred in connection with the move of two production facilities.

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

The Company's financial condition remained strong at October 31, 1998. The ratio of current assets to current liabilities was 2.2 to 1.0, an increase from 2.0 to
1.0 at January 31, 1998. Net working capital of $83.9 million increased by $11.5 million from January 31, 1998.

CASH PROVIDED BY OPERATING ACTIVITIES. Cash provided by operating activities for the Q3 1999 Period decreased $2.2 million from $9.2 million from the same period of the prior year. This decrease is primarily due to a decrease in net income of $1.6 million and net changes in working capital and other long-term assets and liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for the Q3 1999 Period of $1.7 million decreased by $11.9 million from the same period of the prior year. This change is due primarily to the acquisition of SDM and AS Medical for $11.1 million during August 1997. During the Q3 1999 Period, the Company invested $3.5 million in renovation of existing facilities, leasehold improvements and the replacement of existing equipment. Capital expenditures for the Q3 1999 Period increased $0.3 million from $3.2 million from the same period of the prior year.

The Company believes that it generates sufficient cash flow from its operations to finance near and long-term internal growth, capital expenditures and principal and interest payments on its loans payable to banks and the Notes. The Company continually evaluates its employment of capital resources, including asset management and other sources of financing.

CONTINGENCIES

For information regarding environmental matters and other contingencies, see the sections entitled "Business - Medical Device Business - FDA Compliance/Product Regulation" and "Legal Proceedings" in Part I of the Company's 1998 Annual Report on Form 10-K and Note 6 of the "Notes to Condensed Consolidated Financial Statements" in this 10-Q.

Year 2000 Readiness Disclosure

All statements contained in the Quarterly Report on Form 10-Q, including those contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act.

The Year 2000 ("Y2K") Problem in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read the date "00," the computer may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, potentially impairing the conduct of business.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 Readiness Disclosure (continued)

The Company believes it has made a great deal of progress in Phase I of the Program. With respect to Information Technology Systems and Equipment, the Company has identified applications systems, hardware/networks, personal computers and telecommunications equipment that is potentially Y2K sensitive. With respect to Non-Information Technology Systems and Equipment, the Company has identified its Industrial Products Segment manufacturing equipment that is potentially Y2K sensitive and is in the process of completing a similar task for its Medical Device Products Segment. The Company has already completed a survey of its complete product line across both the Industrial Products and Medical Device Products segments and believes its product offering addresses material Y2K issues.

Phase II of the Company's Program is in process. The majority of application systems and personal computers were replaced with Y2K ready systems, and the Company expects the remaining systems to be Y2K ready by the first quarter of 1999. The Company believes a majority of its hardware/networks and telecommunications systems are Y2K ready. With respect to Non-Information Technology Systems and Equipment, the Company has completed the process of identifying manufacturing equipment used in its Industrial Products Segment that potentially has Y2K issues and is in the process of completing a similar task for its Medical Device Products Segment. The Company is contacting the suppliers of its manufacturing equipment to determine whether the equipment is Y2K ready. Large scale testing to verify that the Company's Y2K ready Information Technology and Non-Information Technology Systems and Equipment are operational is expected to begin the first quarter of 1999 and is expected to be completed by mid-year 1999.

The Company has identified its key third party vendors and suppliers and has asked them to disclose their state of Y2K readiness. Further, the Company's Industrial Products Segment has identified and its Medical Device Products Segment is in the process of identifying, and both expect to audit selected "critical" suppliers, and develop strategies for working with them through Y2K issues and develop contingency plans in the event of a problem with obtaining materials from these "critical" suppliers. The Company intends to survey its key customers to determine their state of Y2K readiness. For the nine months ended October 31, 1998, no single customer accounted for more than 4% of the Company's net sales of Industrial Products or more than 7% of the Company's net sales of Medical Device Products.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Euro Conversion

Eleven of the fifteen member countries of the European Monetary Union have agreed to adopt the euro as their common legal currency commencing January 1, 1999. Fixed conversion rates between these participating countries' present currencies, or "legacy currencies", and the euro are scheduled to be established as of January 1, 1999. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in their legacy currencies.

Transition to the euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. The increased price transparency resulting from the use of a single currency may affect the ability of the Company to price its products differently in the various European markets. For the nine months ended October 31, 1998, approximately 15% of the Company's net sales were made to countries that have agreed to adopt the euro as their currency. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the euro, as well as conversion of bank accounts and other treasury and cash management activities.

While the Company is still in the process of assessing potential issues caused by conversion to the euro and possible ways to resolve those issues, based on the information currently available to it, the Company does not expect that conversion to the euro will have a material adverse impact on its results of operations, financial position or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements that include the words "believes," "expects," "anticipates," or similar expressions and statements relating to anticipated cost savings, the Company's Year 2000 readiness effort and progress toward that goal, the Company's Year 2000 Readiness Disclosure, Euro conversion, the Company's strategic plans, capital expenditures, industry trends and prospects and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. For a more complete discussion of risk factors, please refer to the "Risk Factors" section of the Company's 1998 Annual Report on Form 10-K. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q and cautionary statements and the "Risk Factors" section in the Company's 1998 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.    LEGAL PROCEEDINGS.

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

ITEM 5.    OTHER INFORMATION.

           Not applicable.

                     ---------------------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits:

           10.1A* Amendments to Furon Company 1982 Stock Incentive Plan effective August 25, 1998.

           10.7* Furon Company Deferred Compensation Plan, as amended and restated effective February 1, 1998.

           10.9A* Amendments to Furon Company 1995 Stock Incentive Plan effective August 25, 1998.

           10.16*  Furon Company Option Gain Deferral Program.

           27      Financial Data Schedule.

           (b) Reports on Form 8-K:

               None

--------------------
* A management contract or compensatory plan or arrangement.

                               -------------------


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FURON COMPANY

                                   REGISTRANT

                        -------------------------------




/s/ MONTY A. HOUDESHELL                     /s/ DAVID L. MASCARIN
---------------------------------------     ------------------------------------
Monty A. Houdeshell                         David L. Mascarin
Vice President, Chief Financial Officer     Controller




December 11, 1998