Form 10-K
period 1999-01-30
FURON CO
filed 1999-04-05
CIK 37755

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended

                                JANUARY 30, 1999

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 25, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $247 million and the number of outstanding shares of Common Stock of the registrant was 18,445,840.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders (to be held on June 8, 1999) have been incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

Furon Company ("Furon" or "the Company"), founded in 1955 and incorporated in California in 1957, is a leading designer, developer and manufacturer of highly engineered products made primarily from specially formulated high performance polymer materials. Furon's products are used in a wide range of applications primarily by original equipment manufacturers ("OEMs") in commercial markets and by end-users in healthcare markets. The Company focuses on niche markets and applications for which it can provide its customers application-specific product solutions based on the Company's polymer based materials technology, engineering expertise and production technology. In January 1997, as part of its strategy to leverage its materials and manufacturing technology expertise into other attractive market segments, the Company acquired Medex, Inc. ("Medex"), a producer of polymer based medical device products.

Previously the Company operated and reported under a single segment. Subsequent to the acquisition of Medex and prior to this Annual Report on Form 10-K ("10-K"), and determination of management, the Company operated under two segments: Industrial Products and Medical Device Products. Effective with this 10-K, the Company refers to its Industrial Products segment as Commercial Products. Presently, the Company's products are segmented into two broad categories: commercial products and medical device products.

For additional information about the Company's Commercial Products Segment and Medical Device Products Segment, and for additional information about the Company's foreign and domestic operations, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Segment Results" and Footnote 12 of "Notes to Consolidated Financial Statements."

COMMERCIAL PRODUCTS

The Company's commercial products (approximately 79% of net sales for the year ended January 30, 1999) consist of highly engineered polymer components used in a broad range of commercial applications. The Company's commercial products are sold primarily through the Company's sales force to OEM and commercial aftermarket equipment and maintenance providers in the commercial equipment, transportation, electronics and process industries markets. Some of Furon's largest customers for commercial products are The Boeing Company, Coca-Cola Company and Navistar International Corporation. A majority of Furon's commercial products are designed in collaboration with its OEM customers for specific applications to satisfy increasingly demanding performance standards and criteria, including strength, durability, conductivity, lubricity, temperature tolerance, chemical resistance and weight. As such, many of Furon's application-specific products are an integral part of the customers' equipment and systems, yet represent only a small portion of the customers' total product cost. Additionally, many of the Company's products are developed using proprietary polymer materials and production processes which serve as key competitive advantages for the Company. Over the past several years, the Company has placed increased emphasis on the development of new products. Furon's net sales of new commercial products introduced in the last five years as a percentage of net sales have increased from an estimated 15% in fiscal 1996 to 24% in fiscal 1999. The Company defines a

"new product" as one that has been introduced into the market and either uses new material, is substantially different from an existing product based on performance levels or satisfies new markets or applications for current products that require different specifications or standards. The Company's commercial products include highly engineered seals and bearings; fluid handling components; tapes, films and coated fabrics; hose and tubing; wire and cable; and plastic formed components. For the year ended January 30, 1999, no single customer represented more than 4% of the Company's net sales of commercial products.

MEDICAL DEVICE PRODUCTS

The Company's medical device products (approximately 21% of net sales for the year ended January 30, 1999) consist of a broad range of polymer based critical care products and infusion systems for medical and surgical applications. These products are made from many of the same polymer materials as Furon's commercial products and require design and engineering expertise. The Company's medical device products are used in the diagnosis and treatment of patients in hospitals and alternate site healthcare facilities. More than 80% of the Company's net sales of medical device products are derived from single-patient use products. These products are sold to numerous end-users through a dedicated medical sales force of over 57 professionals supplemented by the sales forces of authorized distributors such as Allegiance Corporation, General Medical Systems, Inc. and Owens & Minor. The Company's medical device products include syringe pumps, intravenous sets for fluid and drug delivery, transducer kits for pressure monitoring and various devices used in the catheterization laboratory. For the year ended January 30, 1999, no single customer represented more than 8% of the Company's net sales of medical device products.

Medical devices include a broad range of products used in the diagnosis and treatment of patients receiving care in hospitals and alternate site healthcare facilities. There are several healthcare industry trends that have increased the overall demand for medical devices. These trends include the aging of the United States population, resulting in increased healthcare and medical device product expenditures, an increased concern over the spread of infectious diseases, resulting in increased demand for single-patient use disposable medical products and a shift toward less invasive surgical procedures.

COMPETITIVE STRENGTHS

The Company believes it benefits from the following competitive strengths, which have enabled it to increase sales to both existing and new customers and to develop new products.

    DESIGN, DEVELOPMENT AND PRODUCTION EXPERTISE

Furon's demonstrated expertise in three key areas -- materials technology, application engineering and production technology -- facilitates its development of high performance application-specific products for its customers. This expertise enables Furon to design, develop and manufacture polymer based commercial products which meet its customers' critical performance standards, including strength, durability, conductivity, lubricity, temperature tolerance, chemical resistance and weight. Furon's leadership and expertise is based on its highly experienced and skilled design and development staff of approximately 130 material scientists and engineers and its development of specialized equipment and processing for the design and production of polymer based materials and components. With respect to commercial markets, the

Company develops polymer based materials and products to satisfy its customers' new application requirements and to provide its customers with superior alternatives to existing metallic and common polymer products. In the medical device products market, the Company applies its technical expertise to produce high quality products and to enhance its market position.

    STRONG RELATIONSHIPS WITH OEM CUSTOMERS

The Company has established long-term relationships with many of its OEM customers as a result of providing reliable, high quality products and its collaborative efforts to design and develop application-specific products. By working closely with its OEM customers during the design and development stages of a product, Furon has been able to apply its materials technology and engineering expertise to manufacture application-specific products which meet its customers' performance specifications. A majority of the Company's commercial product sales are from products specially engineered in collaboration with its customers. This application-specific product relationship provides the Company with recurring product sales as many of Furon's products have been technically certified as the exclusive component or accessory by its OEM customers for their products. Additionally, the Company believes that its practice of working closely with its customers on the design and manufacture of their products has enabled Furon to achieve a competitive position from which it can identify and realize future application-specific product sales.

    DIVERSE MARKETS, CUSTOMER BASE AND PRODUCTS

The Company provides a broad range of products to a multitude of customers across a wide range of commercial sectors. The Company broadly categorizes the commercial sectors it serves into five principal markets, including commercial equipment (approximately 28% of net sales for the year ended January 30, 1999), transportation (23%), healthcare (21%), electronics equipment (15%), and process industries (13%). Furon believes it is the only manufacturer of highly engineered polymer products serving such a broad market. For the year ended January 30, 1999, no single customer accounted for more than 3% of the Company's total net sales. International sales, predominantly European, accounted for over 29% of total net sales for the year ended January 30, 1999. The diversity of markets, customers and products provide Furon with a strong base from which to increase sales to existing and new customers while minimizing its dependence on any particular market, customer or product.

BUSINESS STRATEGY

The Company's strategic objective is to further enhance its position as a leading designer, developer and manufacturer of highly engineered polymer products for the commercial and healthcare markets. The Company plans to achieve this objective through the continued implementation of the following core strategies:

      FOCUS ON HIGHLY ENGINEERED, APPLICATION-SPECIFIC COMMERCIAL PRODUCTS

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

    ENHANCE PRODUCTIVITY AND PURSUE COST SAVINGS

Furon will continue to focus on improving the productivity of its manufacturing processes and enhancing the quality and performance features of its products, while controlling operating costs through ongoing cost containment programs. The Company strives to improve its productivity by reducing cycle times, increasing employee productivity and implementing and investing in new, more efficient manufacturing processes. Furon has an ongoing focus on improving the quality and performance features of its products through the efforts of its quality assurance and research and development personnel.

    INCREASE PENETRATION OF INTERNATIONAL MARKETS

The Company intends to expand its international marketing and manufacturing presence (primarily in Europe) to better serve the expanding foreign operations of its existing multinational OEM customers. Furon also views international expansion as a means to obtain new customers in existing international markets and to enter new markets. The Company has increased its medical device sales channels internationally through its acquisition of Medex and, more recently, Scientific Device Manufacturers, Inc. ("SDM") and AS Medical GmbH ("AS") in August 1997 and Corotec GmbH in April 1998. The Company has increased its international net sales from approximately 22% of fiscal 1995 net sales to over 29% of net sales for the year ended January 30, 1999.

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

COMMERCIAL BUSINESS

INDUSTRY OVERVIEW

Engineered polymers are used in a wide range of products across numerous industries, including: (i) commercial equipment, (ii) transportation, (iii) electronics, and (iv) process industries. Engineered polymers provide certain unique performance characteristics relative to competing materials (such as metals and common polymers) that are critical to end-users including strength, durability, conductivity, lubricity, temperature tolerance, chemical resistance and weight. Typical commercial applications include high performance seals used in commercial aircraft engines, non-metallic bearings used in commercial equipment and consumer appliances, fluid handling systems used in the semiconductor industry and films used in circuit boards.

Engineered polymers are increasingly being used in new commercial applications to replace other polymer products and metal, as OEMs desire improved performance characteristics which lengthen product life, simplify product design and manufacture and lower product cost and weight. Additional industry growth is expected to be generated by an increased usage of engineered polymers in international markets. The Company believes that the international market for polymer products will grow as a result of two anticipated trends: continued global expansion by U.S. based OEMs that use engineered polymer components in their products and increased demand for engineered polymer products by a greater number of international based OEMs.

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

    THERMOPLASTICS

Thermoplastics are the most common synthetic polymers. They are relatively inexpensive, light weight and durable, but not particularly strong. Thermoplastics can be melted at relatively low temperatures and recrystallized, thus making them recyclable. They are used in structural applications where exposure to high stresses and heat are concerns. Common thermoplastics include polyethylene, polypropylene, polystyrene, polyvinyl chloride and most polyester.

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

MARKETS

The Company focuses on developing high performance engineered polymer products for its customers and target markets. This focus requires Furon to use its design, development and production expertise to meet new product and application requirements. Furon's commercial business focuses on the following four key markets: (i) commercial equipment, (ii) transportation, (iii) electronics, and
(iv) process industries. A brief description of the four primary markets served by Furon's commercial business, as well as the principal products supplied to each of those markets follows:

    COMMERCIAL EQUIPMENT

Manufacturers of diverse equipment such as hydraulic and pneumatic equipment, appliances and metal finishing equipment and food, beverage and refrigeration equipment are users of Furon's products in the commercial equipment industry. Product lines used by this customer group include: specialty thermoplastic hoses and tubing used in beverage dispersing equipment; PTFE coated fabric belting used in food processing applications to resist heat, abrasion and oil penetration; and precision polymer based components used in compressors, appliances and various other commercial equipment applications.

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

PRODUCTS

Furon conducts its commercial operations through strategic business units ("SBUs"), which are supported by centrally coordinated marketing and manufacturing and are organized around the Company's major product families. The six primary product families are (i) seals and bearings; (ii) fluid handling components; (iii) tapes, films and coated fabrics; (iv) hose and tubing; (v) wire and cable; and (vi) plastic components.

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

The Company's Rulon(R) and Dixon(TM) CJ bearings utilize custom proprietary compounds of fluoropolymers. They exhibit very little friction at low speeds and at high loads compared to most other materials. Rulon and Dixon CJ bearings are self-lubricating and are designed to meet the critical parameters of their intended application including bearing load, speed, environment, mating surface and duty cycle.

The Company also produces the Meldin(R) family of polyamide plastics for structured and nonlubricated bearing applications in extreme temperature environments up to 900 degrees fahrenheit. Other components include sleeve bearings, liner bearings, Rulon FCJ bearings for oscillatory applications and Dixon CW/CWW thrust bearings.

Components. The market for engineered polymer components includes insulators for power insulation and telecommunications; valve seals for commercial processing and refrigeration; and diaphragms, grommets, bushings and bonded products for aerospace, semiconductor, electronics, construction and food processing markets. Furon also supplies basic molded shapes to customers who convert the shape into a finished component.

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

Valves, Fittings and Tubings. The UPM, CDV and MultiFlow(TM) manifold system valves are key components used in the semiconductor industry. They feature multiport designs and are available in manual, solenoid and pneumatic configurations with the ability to adapt to a variety of available fittings

Furon Flare Grip(R) and Fuse-Bond PFA fittings and Grab Seal(TM) compression fittings are specially designed for reliability in critical applications including the handling of aggressive chemicals or the transfer of inert and ultrapure fluids and can withstand temperature cycling. Featuring a simple two piece design, these products are made from high purity fully fluorinated fluoropolymer materials.

The Company also manufactures a line of PFA tubing designed to meet the exacting standards of the semiconductor industry. The tubing is compatible with Furon's and other pumps, valves and fittings, allowing for the configuration of complete fluid management systems.

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

Tapes. In the commercial niche in which Furon participates, tape products are more specialized, allowing for competition on small batch product runs where material science and applications engineering yielding a custom tape solution are appropriate.

The Company's Temp-R-Tape(TM) polyester tapes provide electrical properties and high dielectric strength for use in the electrical market in the manufacture of coil, transformer and capacitor wrapping. The Temp-R-Tape polyimide family provides high conformability solvent resistance and a tough and flexible construction for electrically insulating capacitors and coils. Platers, hot air leveling, polyimide, wave solder protection and fume tapes are specially formulated and designed to withstand the harsh environments associated with printed circuit fabrication. Polycohr(TM) tapes made with OHMW polyolefin provide anti-sticking and abrasion resistance for use on guide rails, bearings, nosebars and chutes in the packaging and food processing industries. Strip-N-Stick(TM) tapes are composites of COHRlastic(R) silicone rubber with a variety of adhesives for high and low temperature product applications, gasketing, thermal insulation and vibration damping.

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

    HOSE AND TUBING

Furon participates in the thermoplastic hose and fluoropolymer tubing market. Furon's thermoplastic hose is sold into the markets defined by hydraulic hose (used in oil exploration, off-highway vehicles, airless spray applications and commercial equipment), beverage tubing, truck hose and specialty applications.

Hose. The Company makes a wide variety of Synflex(R) hose and hose systems for highly specialized applications including: high pressure hose bundles and offshore bundles for seismic oil exploration and blowout prevention control, underground drilling and operating overhead booms; beverage hose, manufactured entirely of United States Food and Drug Administration ("FDA") approved materials and widely used throughout the beverage industry with one version made expressly for Coca-Cola USA; Premier Python(R) insulated beverage hose bundles; pure water hose, made from materials approved for food products by the FDA, for carrying distilled or potable water and other quality sensitive fluids; paint spray hose for low pressure air operated spray systems that are used by automobile manufacturers; airless/wireless paint spray hose that is specified by most major pump and delivery system manufacturers; weed spray hose for use in all weed spray control and horticultural spray applications; commercial/medical oxygen compatible hose; argon gas hose for welding; and nylon gas analyzer hose for measuring hydrocarbon emissions.

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

    WIRE AND CABLE

This product family is used primarily in the process industries. The broad line of products includes communications cable, thermocouple extension wires and instrument/control cables under the Dekoron(R), SR Heating Cables and Unitherm(R) brand names. As is the case with many Furon products, the wire and cable product family can include custom design features and can provide protection against harsh environments. In March 1999, the Company announced that it had retained an investment banking firm to explore strategic alternatives for this business, including its possible sale. See Footnote 13 of "Notes to Consolidated Financial Statements."

    PLASTIC FORMED COMPONENTS

This product family of thermoformed plastic and composite products is used in the transportation marketplace with sales primarily to commercial aircraft manufacturers. The products are also sold to electronics, instrumentation and medical device manufacturers. The primary manufacturing capabilities of the Company include vacuum, pressure and twin sheet forming, as well as machining, milling and table rolled composites. The primary applications of this product family include: (i) rigid foam ducts and panels; (ii) composite ducts, shrouds and covers; and (iii) self skinning, flexible foam shrouds, bezels and crash pads.

The following chart summarizes the commercial business' markets and products:


                                                  MARKETS
---------------------------------------------------------------------------------------------------------
COMMERCIAL EQUIPMENT      TRANSPORTATION           ELECTRONICS               PROCESS INDUSTRIES
Appliances                Aerospace and defense    Computers                 Chemical processing
Beverage equipment        Agriculture equipment    Detection equipment         (hydrocarbon)
Food processing           Automotive               Diagnostic equipment      Engineering and consulting
Graphic arts              Commercial aircraft      Electronic assembly       General construction
Hydraulic & pneumatic     Construction equipment   Environmental             Process controls/systems
  equipment               Diesel engines           Instrumentation           Pulp and paper
Machine tools             Gas turbines             Office equipment          Refineries
Packaging equipment       Marine                   Process controls/valves   Utilities
Paint equipment           Mass transportation      Semiconductors
Refrigeration             Mobile equipment         Testing equipment
Sanitation equipment      Truck


                                                  PRODUCTS
---------------------------------------------------------------------------------------------------------
COMMERCIAL EQUIPMENT      TRANSPORTATION          ELECTRONICS                PROCESS INDUSTRIES
Bearings                  Bearings                Custom extrusions          Bearings
Bundles                   Hose                    Custom moldings            Fluid handling components
Coated fabrics            Plastic fabrications    Fluid handling components  Fluoropolymer components
Custom extrusions         Seals                   Fluoropolymer components   Hose
Custom moldings           Silicone products       Plastic fabrications       Roll covers
Fluoropolymer components  Tape                    Seals                      Seals
Hose                      Truck tubing            Silicone components        SR heating cables
Plastic fabrications                              Tapes                      Trace products
Seals                                             Tubing                     Tubing
Tape                                              Wire and cable             Valve shields
Tubing                                                                       Wire and cable

SALES AND MARKETING

Furon's overall sales and marketing goal is to have each customer include Company manufactured, highly engineered components as part of its product specifications. Furon has focused on expanding its portfolio of application-specific commercial products and integrating product development activities with the front-end engineering performed by or for its customers. The Company believes that as a result of these efforts, a majority of Furon's commercial product sales are currently specially engineered in collaboration with its customers with the remainder comprised of standardized components.

The commercial business segment includes a number of cross-functional sales teams consisting of employees drawn from various disciplines throughout Furon, including sales, engineering and finance. These SBUs are used to form "partnering" relationships with Furon's strategic customers. The partnering approach involves analyzing every phase of the customers' processes and designing new or enhanced systems and component layouts, recommending the best combination of parts and/or selecting the best materials. By understanding the customers' business, Furon's sales force is positioned more effectively to develop polymer based solutions to replace customers' existing metallic and non-metallic products. In addition, the Company's management believes that the SBU structure allows Furon to: (i) market its existing offering of products on a more centralized, coordinated basis to its customers; (ii) form a closer, more integrated relationship with its customers in order to develop new, higher margin products; and (iii) implement product focused marketing strategies to promote sales growth of higher margin products.

Currently, approximately 90% of the commercial business' net sales are achieved through the Company's direct sales force. The remaining sales are made by independent manufacturers' representatives and distributors.

CUSTOMERS

Furon has developed an extensive base of well-known customers across a broad range of markets, as evidenced below:


                                               CUSTOMERS
----------------------------------------------------------------------------------------------------------
COMMERCIAL EQUIPMENT        TRANSPORTATION             ELECTRONICS                PROCESS INDUSTRIES
The Coca-Cola Company       The Boeing Company         Applied Materials, Inc.    Cooper Cameron
FLEXcon                     Caterpillar Inc.           BOC Group, Plc               Corporation
Graco Inc.                  Cummins Engine             FSI International, Inc.    Diamond Off Shore
IMI Cornelius Inc.             Company, Inc.           Hewlett-Packard Company      Drilling, Inc.
Madico, Inc.                Freightliner Corporation   Honeywell Inc.             Dresser Industries, Inc.
Scroll Technologies         General Electric Company   Sumitomo Electric          Emerson Electric Co.
                                                         Lightwave
Siemens Corporation         General Motors Corporation Sun Microsystems, Inc.     Fluor Corporation
The Sherwin-Williams        Navistar International     Waters Corporation         Kimberly-Clark
  Company                      Corporation             Xerox Corporation            Corporation
Whirlpool Corporation       Paccar Inc.                                           R & B Falcon
                            Volvo Trucks of                                         Corporation
                              North America, Inc.


Furon's commercial business is not dependent upon any single customer or group of customers, and no single customer accounted for more than 4% of the Company's commercial net sales volume during any of the last three fiscal years. During the year ended January 30, 1999, Furon sold its commercial products to over 7,500 customers, the top ten of which represented approximately 17% of net sales for that period.

COMPETITION

Furon has a large number of competitors in its commercial business, the majority of which compete in only a limited number of the Company's product groups. As a result, the Company believes that no single competitor presents a significant threat to Furon's success in the overall commercial market. Depending on the particular product, the principal competitive factors for the Company are materials capability; engineering, design and process technology; quality; reliability; and ability to meet delivery date and price criteria. Furon's competitors include: Parker Hannifin Corporation (seals, hoses and fluid handling components); Aeroquip Corporation, a subsidiary of Aeroquip-Vickers, Inc.(hose and tubing); the Garlock division of Coltec Industries Inc. (bearings); Minnesota Mining and Manufacturing Company (tape and coated film); Raychem Corporation (wire and cable); and a number of smaller, regional competitors with more limited product offerings. The Company also competes with manufacturers of other polymer based and metal based products.

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

Catheters and Introducers. The Company manufactures a line of single and multi-lumen central venous catheters, percutaneous sheath introducer sets, IUP catheters, dialysis catheters and related medical device products for use in cardiology and anesthetic intensive care.

Fluid and Drug Delivery Products. Fluid and drug delivery products used in fluid and intravenous therapies include stopcocks, administration (intravenous) sets, adapters and connectors and needleless injection systems. Medex markets these products primarily to the neonatal and pediatric intensive care markets, as well as to the anesthesia market.

Stopcocks are specialized valves used as a component in the administration of parenteral fluids or blood and provide a convenient means to administer drugs or liquid anesthetics in conjunction with such fluids. Stopcocks provide multiple flow paths for the selection and direction of fluids, drugs and anesthetics depending upon the particular procedural requirements and the preference of the user. The Company manufactures one-way, three-way and four-way stopcocks, which it markets under the name Guide-Flo(TM). In addition to fluid and drug administration, the growth of invasive pressure monitoring and cardiac catheterization diagnostic procedures have resulted in a significant increase in demand for stopcocks of various configurations and performance characteristics.

An administration set is the apparatus by which fluid is delivered from a container or a pump to the patient. These sets consist of an entry spike, drip chamber, a length of tubing with a flow control device and a catheter adapter. The entry spike is used to enter the fluid bottle or bag, and the drip chamber, which is made of a clear plastic, provides a reservoir of fluid. Fluid flows into the system one drop at a time, which can be seen and counted, permitting calculation of the volume of the fluid being administered. The Company markets a microbore extension set, which is used in neonatal applications requiring small volumes of fluid to produce optimal fluid flow to patients. Disposable administration sets are manufactured in standard and customized configurations and may incorporate numerous additional components such as stopcocks, continuous flush devices or injection sites for intravenous drug administration.

Adapters and connectors provide multiple flow paths for the selection and direction of fluids, drugs and anesthetics.

The Company's needleless access products are designed to permit access to the Company's disposable administration sets without the use of needles, thus reducing the potential for accidental needlesticks. The Company's Nu-Site(R) valve system is a component which is compatible with standard luer or luer-locking syringes and disposable administration sets, thereby allowing users to integrate it into existing care practices. The Nu-Site valve is made from a latex-free polymer and therefore reduces the risk of exposure of patients and healthcare workers to latex which can cause severe allergic or anaphylactic shock reactions. The Nu-Site valve was developed in response to increasing pressure by regulatory agencies, such as the Occupational Safety and Health Administration and the FDA, for more stringent control of needles in hospitals.

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

The Company manufactures and markets two infusor bags under the names Clear-Cuff(R) and C-Fusor(R). The Clear-Cuff pressure infusor bag complements the Company's C-Fusor reusable pressure infusor bag. The Clear-Cuff infusor bag offers the flexibility of being disposable or reusable as dictated by clinical considerations. The C-Fusor infusor bag is made of a clear polymer, which permits immediate assessment of the fluid level in the bag from any angle. This material's stain resistance and durability extends the useful life of the product. The closure system used in the C-Fusor infusor bag provides secure closure and simplifies fluid bag setup and replacement.

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

INFUSION SYSTEMS

The Company's infusion systems product line includes a variety of microprocessor controlled single and multi-channel infusion pumps and disposable infusion administration sets. Intravenous infusion therapy generally involves the delivery of one or more fluids, primarily pharmaceuticals or nutritionals, to a patient through an infusion line inserted into the circulatory system and requires the precise administration and monitoring of intravenous fluids provided by the Company's products. As treatment regimens have become more complex and as the critically ill constitute an increasing percentage of hospital patients, the average hospital patient now requires a greater number of intravenous lines and more potent therapeutics.

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

Infusion Pumps. The Company produces various models of syringe pumps which are capable of accepting conventional hypodermic syringes ranging from 1 through 60 ccs in volume. This capability makes the syringe pump very useful for the intravenous and regional infusion of anesthetic agents in the operating room, adult ICU and pediatric ICU, as well as in neonatal intensive care units where low volume drug infusions are required for premature infants. Additionally, a syringe offers the lowest cost intravenous fluid container available to the hospital pharmacist. The added labor costs of the pharmacist prefilling a syringe with the exact amount of drug required by the patient, labeling the syringe, and delivering it to the patient's bedside for loading into the syringe pump is offset by the overall cost savings of syringe pump use. Syringe pumps are currently the standard of care in Europe.

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

The following chart summarizes the Company's medical device products and the end-users it serves:


                                                                 END-USERS
                                                                 ---------
                              NEONATAL AND   INTENSIVE &     LABOR                            ANESTHESIA,
                               PEDIATRIC      CRITICAL        AND      CATH LAB/  EMERGENCY    OPERATING    ONCOLOGY   ALTERNATE
PRODUCTS                    INTENSIVE CARE      CARE       DELIVERY    RADIOLOGY    ROOM         ROOM          WARD       SITE
--------                    --------------   -----------   ---------   ---------  ---------   -----------   --------   ---------
Catheters & introducers            X             X             X           X          X            X                        X
Fluid and drug delivery            X             X             X           X          X            X             X          X
Patient monitoring                 X             X             X           X          X            X
Cath lab accessories                                                       X                                     X
Infusion systems                   X             X             X           X          X            X             X          X

SALES AND MARKETING

Furon sells its medical device products, both directly and indirectly, to a diverse group of customers in the healthcare industry. The Company's domestic sales and marketing efforts are accomplished primarily by a network of direct sales representatives employed by the Company and are supplemented in select geographic areas by independent sales agents. These representatives work with independent hospital supply dealers to whom the Company sells many of its medical device products. In addition, these representatives work with the dealers' sales force at the hospital level to promote sales of the Company's medical device products. The Company also sells directly to hospitals, home healthcare companies and other alternate site healthcare facilities, as well as other medical device manufacturers on an OEM basis. The Company has relationships with many of the large hospital group purchasing organizations ("GPOs"). International sales in the United Kingdom, France and Germany are conducted mainly by direct sales representatives of the Company. Sales to other international markets are conducted through independent dealers located in the various countries.

COMPETITION

The medical device markets are highly competitive. The principal points of competition are price, service, scope of product line, technological innovation and product quality. Many of the Company's competitors in the medical device market have greater financial and other resources than Furon and may have greater access to distribution channels. Although the infusion pump market is extremely competitive, the Company believes that it competes favorably among those manufacturers who supply the children's hospital, neonatal and pediatric marketplaces. The Company's future prospects in the medical device business will be dependent upon the successful development and introduction of new and improved products that are responsive to market needs and which require a high level of technological expertise and market timeliness.

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

The FDA regulates the development, production, distribution and promotion of medical devices in the United States. Virtually all of the products being developed, manufactured and sold by the Company (and products likely to be developed, manufactured or sold in the foreseeable future) are subject to regulation as medical devices by the FDA. Class I devices are subject to general controls, including registration, device listing, recordkeeping requirements, labeling requirements, Good Manufacturing Practices, prohibitions on adulteration and misbranding, reporting of certain adverse events and, in some cases, pre-market notifications. In addition to general controls, Class II devices are generally subject to pre-market notification and may be subject to special controls that could include performance standards, postmarket surveillance, patient registries and other actions as the FDA deems necessary to provide reasonable assurance of safety and effectiveness. Class III devices must meet the most stringent regulatory requirements and must be approved by the FDA before they can be marketed. Such premarket approval can involve extensive preclinical and clinical testing to prove safety and effectiveness of the devices. Virtually all of the Company's products are Class I or Class II devices.

Certain countries will require the Company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain countries impose product specifications, standards or other requirements which differ from or are in addition to those mandated in the United States. The European Union and certain other countries have implemented a system for regulating medical products which may result in lengthening the time required to obtain permission to market new products. These changes could have a material adverse effect on the Company's ability to market its devices in such countries and could hinder or delay the successful implementation of the Company's planned international expansion.

THE FOLLOWING APPLIES TO THE COMPANY'S COMMERCIAL AND MEDICAL DEVICE BUSINESSES.

RAW MATERIALS

Engineered polymers, such as fluoropolymers, polyamides, silicones and thermoplastics, represent the predominant raw materials used by the Company in the manufacture of its commercial products. Other raw materials used in the production of commercial products include copper wiring, coatings and adhesives. The primary raw materials used in the production of medical device products include thermoplastics, silicones, electronic componentry, plastic tubing, and Tyvek(R) packaging materials. The majority of the Company's raw materials are produced by multiple suppliers or have substitute materials readily available. Furon purchases resins from E.I. du Pont de Nemours and Company, Daikin America, Inc., Elf Atochem North America, Inc. ("Elf Atochem"), General Electric Corporation, Bayer Corporation and several other major resins producers. Elf Atochem is the Company's sole source for the polyamide Rilsan(R). Rilsan is used primarily in the production of heavy duty air brake tubing and, to a lesser extent, in the production of certain types of beverage and hydraulic hose. The Company and other users of this resin and other raw materials periodically have experienced shortages in supply and delays in delivery. While to date the Company has been minimally impacted by such shortages and delays, there is no assurance that will continue to be the case in the future. The Company believes alternate sources of material which can be substituted for Rilsan are available in the event a material shortage develops, although the substitution time would vary depending on the applications. The resins used by the Company are typically in pellet or powder form and are usually purchased under one or two-year fixed pricing contracts supplemented by spot market purchases. Contracts with resin manufacturers are negotiated on a company-wide basis to take advantage of volume discounts, although prices for polymer resins have widely varied in recent years.

Furon estimates that material costs, including resins, films, silicones, and other related products represented approximately 39% of the Company's fiscal 1999 net sales. Furon seeks to pass raw materials price increases through to its customers, although a lag period often exists.

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

As of January 30, 1999, the Company's reserves for environmental matters totaled approximately $1.5 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including certain "superfund" waste disposal sites. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its current environmental reserves should be sufficient to cover most, if not all, of the Company's aggregate liability for these matters and, while no assurance can be given, it does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination, the final determination of the remedial action required, negotiations with governmental agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technology, effectiveness of remedial technologies employed, and the ultimate ability to pay of any other responsible parties.

EMPLOYEES

As of January 30, 1999, the Company had approximately 3,370 employees. Approximately 69% of these employees work in the commercial business and the remaining 31% work primarily in the medical device business. Approximately 330 employees are involved in sales and marketing, 130 in research and development, 2,670 in manufacturing and 240 in general administration. Fifty-three of the Company's employees are covered under a collective bargaining agreement. The Company considers its relationship with its employees to be good.

RESEARCH AND DEVELOPMENT

For information concerning the amounts spent by the Company during the last three fiscal years on research and development, see Note 1 of the "Notes to Consolidated Financial Statements."

BACKLOG OF ORDERS

Furon's backlog of unfilled orders at January 30, 1999 was approximately $69 million, as compared to approximately $71 million at January 31, 1998. It is estimated that substantially all of Furon's backlog of orders at January 30, 1999 will be filled during the next 12 months, with approximately $5 million of the backlog scheduled to be filled in the subsequent 12 month period. The lead time between receipt of orders and shipment of products, other than products to commercial aircraft, is typically a matter of weeks. Although many of Furon's orders contain cancellation clauses, Furon has seldom experienced significant cancellations of orders.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company occupies 29 facilities located in 12 states, Belgium, Germany and the United Kingdom. Operations within a facility typically focus on a particular polymer based manufacturing process, or the design and manufacture of a specific medical device. Nine of the Company's facilities are owned and 20 are leased.

The Company has received ISO 9000 certification for certain of its facilities regarding the quality of its manufacturing systems, a requirement for doing business in European countries, and the Company is in the process of applying for ISO 9000 certification for the balance of its manufacturing facilities. Pursuant to the EC Medical Device Directives which require the CE mark on medical devices sold in the EC, the Company has been granted approval to affix the CE mark on most of the products it desires to sell in the EC and has applied for approval for the remainder.


                                                     EXPIRATION OF
                                        SQUARE          MAXIMUM
PROPERTY                                FOOTAGE        LEASE TERM
--------                                -------      -------------

COMMERCIAL
Seals and Bearings:
Bristol, RI                             106,000          8/31/37
Los Alamitos, CA                         64,000          6/14/05
Mundelein, IL                            60,000          8/31/00

Fluid Handling Components:
Anaheim, CA                              91,000          7/31/10

Tapes, Films and Coated Fabrics:
New Haven, CT                           110,000          8/31/37
Hoosick Falls, NY                       109,000            Owned
Worcester, MA                            76,000            Owned

Hose and Tubing:
Mantua, OH                              151,000          8/31/37
Mickleton, NJ                            86,000          8/31/37
Kent, OH                                 50,000          1/06/01

Wire and Cable:
Aurora, OH                              148,000          8/31/37
Mt. Pleasant, TX                         67,000            Owned
Cape Coral, FL                           30,000          5/31/06

Plastic Formed Components:
Seattle, WA                             116,000          2/28/02

Materials Compounding:
Aurora, OH                               30,000          8/31/37

Europe:
Gembloux, Belgium                        49,000            Owned
Rugby, England                           37,000         12/07/04
Kontich, Belgium                         30,000         11/30/99
Corby, England                           16,000         10/20/17

MEDICAL DEVICE
Domestic:
Hilliard, OH                            145,000            Owned
Dublin, OH                              133,000            Owned
Duluth, GA                               52,000            Owned

Europe:
Rossendale, England                      93,000            Owned
Fraureuth, Germany                       46,000          1/01/08
Klein-Winterheim, Germany                30,000          9/30/13
Cumbernaud, Scotland                     17,000          5/01/17
Nieder-Olm, Germany                       9,000         11/30/02
Duesseldorf, Germany                      6,000         12/31/03

CORPORATE
Laguna Niguel, CA                        22,000            Owned

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

Medex has been named as a defendant in McBrayer, et al, v. Laidlaw Environmental Services (WT), Inc., et al., which was commenced in the United States District Court for the Southern District of Ohio (Eastern Division) in October 1996 and in the Franklin County, Ohio Common Pleas Court in January 1997. The federal action was dismissed in July 1997. The plaintiffs are two former students of a local elementary school and their parents. In addition to Laidlaw, which operates an commercial waste treatment facility near the school, the named defendants include two neighboring manufacturers, Beaver Adhesives, Inc, and OSF America, Inc., and the City of Hilliard, Ohio and the Board of Education of the Hilliard City School District. The plaintiffs seek unspecified damages (having recently sought in the federal action compensatory damages of $15.0 million and punitive damages of $100.0 million) from the defendants for the alleged release of hazardous substances, pollutants and contaminants (ethylene oxide and freon gas in the case of Medex) into the elementary school's environment, which allegedly resulted in personal injuries to the two former students. Discovery has not yet been completed. Based upon the Company's preliminary investigation, the Company believes that Medex has substantial defenses to the claims. Also see
Item 1 -- Business -- Environmental Matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended January 30, 1999.

OFFICERS OF FURON

Furon's executive and other officers are as follows:

Name                       Age         Position/Business Experience
----                       ---         ----------------------------
EXECUTIVE OFFICERS

J. Michael Hagan            59  Chairman of the Board, Chief Executive
                                Officer and President

                                Mr. Hagan has been employed by the Company since
                                1967 and was promoted to Division Manager in 1969, elected Vice President in 1975, and served as a director and President from 1980 to June
                                1991 when he was appointed Chairman of the Board and Chief Executive Officer. He also assumed the office of President in February 1999. Mr. Hagan is a director of Freedom Communications, Inc., Ameron, Inc. and RemedyTemp, Inc.

Joseph R. Grewe            50   Executive Vice President - Commercial

                                Mr. Grewe joined the Company in March 1996 to manage its manufacturing operations and served as Vice President-Operations from March 1997 until February 1999, when he was appointed to his current position. He came to the Company from MascoTech, Inc., where he had been the President of MascoTech Sintered Components, a manufacturer of automotive industrial components and assemblies, since 1988. Previously, he held a wide range of manufacturing positions since
                                1968 with General Motors Corporation, Rockwell
                                International and a start-up company in which he was a principal.

Monty A. Houdeshell        50   Vice President and Chief Financial Officer

                                Mr. Houdeshell joined the Company in 1988 as Vice President and Chief Financial Officer and also served as Secretary from 1988 to February
                                1991 and as Treasurer from 1988 to June 1998.
                                From 1985 to 1988, Mr. Houdeshell served as Vice
                                President, Chief Financial Officer and Treasurer of Oak Industries, Inc., a manufacturer of electronic components and controls.

Steven S. Willensky        44   President of Medex, Inc.

                                Mr. Willensky joined the Company in June 1997 to lead its marketing program and was elected
                                President of Medex in August 1998 and named an executive officer of the Company in March 1999.
                                Previously, Mr. Willensky was with General
                                Electric Company for 12 years, most recently serving as Vice President of Global Marketing &
                                Product Management for GE Lighting from 1994 to
                                1997.

Name                       Age         Position/Business Experience
----                       ---         ----------------------------

OTHER OFFICERS

Dominick A. Arena          56   Vice President

                                Mr. Arena joined the Company in January 1997 to manage the strategic development of its healthcare business, having served as the Company's healthcare consultant since February
                                1996. He was named a Vice President of the Company in March 1997 and also served as President of Medex following the acquisition of that subsidiary in January 1997 until August
                                1998. Previously, Mr. Arena was the President of three medical device manufacturers, AnaMed
                                International from 1993 to 1996, Hudson
                                Respiratory Care, Inc. from 1989 to 1993 and
                                Respiratory Care, Inc. (a subsidiary of The
                                Kendall Company) from 1986 to 1989, when it was acquired by Hudson.

John V. May               49    Treasurer

                                Mr. May joined the Company in November 1990 as
                                Director of Treasury Operations and was named
                                Treasurer in June 1998. Prior to joining the Company, he was Manager of Corporate Finance at Maxwell Technologies, Inc., a developer and manufacturer of pulsed power products.

David L. Mascarin         44    Controller

                                Mr. Mascarin joined the Company in August 1996 as Controller. Prior to joining the Company, Mr.
                                Mascarin served for more than five years as a Site Controller for the Power Train Operations of Ford Motor Company, with which he had been employed for 18 years.

Donald D. Bradley         43    General Counsel and Secretary

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

RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K ("10-K") CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES" OR SIMILAR EXPRESSIONS AND STATEMENTS RELATING TO ANTICIPATED COST SAVINGS, THE COMPANY'S YEAR 2000 READINESS EFFORT AND PROGRESS TOWARD THAT GOAL, THE COMPANY'S YEAR 2000 READINESS DISCLOSURE, EURO CONVERSION, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, THE COMPANY'S STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND PROSPECTS AND THE COMPANY'S FINANCIAL POSITION. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. CAUTIONARY STATEMENTS ARE SET FORTH BELOW AND ELSEWHERE IN THIS 10-K INCLUDING, WITHOUT LIMITATION, UNDER THE CAPTIONS "ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" AND "ITEM 1 -- BUSINESS." ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS AND RISK FACTORS CONTAINED THROUGHOUT THIS 10-K.

SUBSTANTIAL LEVERAGE AND DEBT SERVICE

The Company is highly leveraged. On January 30, 1999, the Company's total debt outstanding was approximately $145 million. See "Item 8 -- Financial Statements and Supplementary Data." The Company also had borrowing availability under the Credit Facility (as defined) of approximately $184 million.

Based upon current levels of operations and anticipated growth in revenues and cost savings, management believes that the Company's cash flow from operations, amounts available under the Credit Facility and available cash will be adequate to meet its anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its indebtedness. There can be no assurance, however, that the Company's business will generate cash flow at or above anticipated levels or that the Company will be able to borrow funds under the Credit Facility in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures. If the Company is unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing indebtedness or obtain additional financing. There can be no assurance that any such refinancing would be available on commercially reasonable terms, or at all, or that any additional financing could be obtained, particularly in view of the Company's high level of indebtedness and the restrictions on the Company's ability to incur additional indebtedness under the Credit Facility and the Indenture (the "Indenture") relating to the Company's outstanding 8.125% Senior Subordinated Notes due 2008 in the aggregate principal amount of $125 million.

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

SENSITIVITY TO GENERAL ECONOMIC AND INDUSTRY CONDITIONS

The Company's commercial products business, and the commercial equipment, transportation, electronics and process industries markets it serves, are cyclical in nature and are affected by the general trends of the economy. During economic downturns, these markets tend to experience declines, which in turn diminish demand for the Company's products and can lead to decreases in prices for such products. As a result of this cyclicality, the Company has experienced, and in the future could experience, reduced net sales and profit margins. There can be no assurance that a prolonged economic downturn would not have a material adverse effect on the Company.

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

RAW MATERIALS

Furon estimates that material costs represented approximately 39% of the Company's fiscal 1999 net sales. Furon purchases its raw materials, primarily polymer resins, from numerous suppliers. The largest amount of resins used by the Company are fluoropolymers (primarily polytetrafluouroethylene ("PTFE")), a polyamide (nylon) sold under the trade name Rilsan(R) and certain silicone polymers. The Company purchases its requirements for PTFE and related resins and silicone polymers from the major suppliers of these resins. Elf Atochem North America, Inc. is the Company's sole source for the polyamide Rilsan(R). Rilsan is used primarily in the production of heavy duty air brake tubing and, to a lesser extent, in the production of certain types of beverage and hydraulic hose. The Company and other users of this resin and other raw materials periodically have experienced shortages in supply and delays in delivery. While to date the Company has been minimally impacted by such shortages and delays, there is no assurance that will continue to be the case in the future. The Company believes alternate sources of material which can be substituted for Rilsan are available in the event a material shortage develops, although the substitution time would vary depending on the application. Although the Company seeks to reduce dependence on sole and limited source suppliers, the partial or complete loss of certain of these sources could have at least a temporary adverse effect on the Company's results of operations and damage customer relationships. Prices for polymer resins have varied widely in recent years. The increase in the price or the unavailability of one or more of these resins could have a material adverse effect on the Company's business, financial condition or results of operations.

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

INTERNATIONAL SALES AND OPERATIONS

International sales accounted for over 29% of the Company's net sales in fiscal year 1999, and the Company expects that international sales may increase as a percentage of net sales in the future. As a result of its international sales and foreign operations, including manufacturing facilities in Germany, Belgium and the United Kingdom, the Company generates certain revenues and incurs certain operating expenses in foreign currencies and is therefore subject to changes in currency exchange rates in relation to the U.S. dollar. There can be no assurance that measures taken by the Company to mitigate its exchange rate risk, including manufacturing and procuring its products in the same country or region in which products are sold and periodically engaging in hedging transactions such as forward exchange contracts, will eliminate or substantially reduce such risk.

International manufacturing and sales are subject to inherent risks, including changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax consequences and the exchange rate risk discussed above. There can be no assurance that these factors will not have a material adverse impact on the Company's production capabilities or otherwise adversely affect the Company's business, financial condition or results of operations. Also see "Risk Factors - Euro Conversion."

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

The FDA, pursuant to the Federal Food, Drug, and Cosmetic Act, regulates the introduction of medical devices, as well as manufacturing procedures, labeling, adverse event reporting and recordkeeping with respect to such products. The process of obtaining market clearances from the FDA for new products can be time consuming and expensive and there can be no assurance that such clearances will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of products. Current regulations depend heavily on administrative interpretation and there can be no assurance that interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. The FDA routinely inspects the Company to determine whether the Company is in compliance with various regulations relating to manufacturing practices, testing, quality control and product labeling. Such audits/inspections can result in the FDA requiring the Company to take certain corrective actions for non-complying conditions observed during the audits/inspections. A determination that the Company is in violation of such regulations could lead to the imposition of civil sanctions, including fines, recall orders or product seizures, injunctions and criminal sanctions.

Certain countries will require the Company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain countries impose product specifications, standards or other requirements which differ from or are in addition to those mandated in the United States. The European Union and certain other countries have implemented a system for regulating medical products which may result in lengthening the time required to obtain permission to market new products. These changes could have a material adverse effect on the Company's ability to market its devices in such countries and could hinder or delay the successful implementation of the Company's planned international expansion.

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

YEAR 2000 READINESS DISCLOSURE

For information regarding the Company's Year 2000 readiness effort and progress toward that goal, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies - Year 2000 Readiness Disclosure."

EURO CONVERSION

For information regarding the Euro conversion, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies - Euro Conversion."

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "FCY". As of March 31, 1999, the Company had approximately 1,000 holders of record of its Common Stock. The following table sets forth for the periods indicated (i) the high and low closing sale prices per share of the Company's Common Stock as reported by the NYSE and (ii) the amount per share of cash dividends paid by the Company with respect to its Common Stock.

                                                        YEARS ENDED
                        ----------------------------------------------------------------------------
                               JANUARY 30, 1999                            JANUARY  31, 1998
                        -------------------------------            ---------------------------------
QUARTER                   HIGH         LOW     DIVIDEND               HIGH        LOW      DIVIDEND
----------------------------------------------------------------------------------------------------
First                  $ 25.375     $ 16.875    $ 0.03             $  12.250   $ 10.000     $ 0.03
Second                   20.875       14.813      0.03                15.813     11.250       0.03
Third                    18.625       12.813      0.03                21.688     15.063       0.03
Fourth                   17.875       13.063      0.03                21.313     17.250       0.03

Future dividends will be considered by the Board of Directors taking into account the Company's profit levels and capital requirements as well as financial and other conditions existing at the time.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years in the period ended January 30, 1999 should be read in conjunction with, and is qualified by, the more detailed information and consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data."

                                                               YEARS ENDED
                                     ----------------------------------------------------------------
IN THOUSANDS, EXCEPT                 JANUARY 30,   JANUARY 31,  FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
PER SHARE AMOUNTS                        1999         1998        1997(a)       1996         1995
-----------------------------------------------------------------------------------------------------
Net sales                             $ 493,475    $ 485,631    $ 390,105    $ 344,886    $ 312,060
Cost of sales                           338,885      329,325      281,581      249,102      217,827
                                      ---------    ---------    ---------    ---------    ---------
Gross profit                            154,590      156,306      108,524       95,784       94,233
Selling, general and administrative
   expenses                             113,219      115,555       84,325       78,337       77,368
Write-off of acquired in-process
   research and development                   -            -       53,700            -            -
Nonrecurring charges and facilities
   rationalization                         (417)        (660)       4,329            -            -
Other (income) expense                   (3,546)      (1,114)      (4,265)      (3,282)      (2,092)
Interest expense, net                    12,318       10,788        2,669        2,315        1,360
                                      ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes        33,016       31,737      (32,234)      18,414       17,597
Provision for income taxes               10,400        9,997        7,517        5,245        6,159
                                      ---------    ---------    ---------    ---------    ---------
Net income (loss)                     $  22,616    $  21,740    $ (39,751)   $  13,169    $  11,438
                                      =========    =========    =========    =========    =========

Basic income (loss) per share         $    1.25    $    1.22    $   (2.24)   $    0.75    $    0.67
                                      =========    =========    =========    =========    =========

Diluted income (loss) per share       $    1.22    $    1.16    $   (2.24)   $    0.73    $    0.64
                                      =========    =========    =========    =========    =========

Cash dividends per share              $    0.12    $    0.12    $    0.12    $    0.12    $    0.12

At year end:
    Total assets                      $ 366,420    $ 346,349    $ 343,351    $ 211,484    $ 179,873
    Total long-term obligations         170,798      172,540      198,916       59,250       32,791
    Total stockholders' equity          104,607       81,139       61,344      102,882       91,599


(a) Includes the acquisition of Medex effective January 2, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis is based upon and should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto. The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 1999 ("FY 1999") and Fiscal 1998 ("FY 1998") each consisted of 52 weeks.

FISCAL 1999 COMPARED WITH FISCAL 1998

Net Sales. Net sales of $493.5 million for the year ended January 30, 1999 ("FY 1999") increased $7.9 million, or 1.6%, from $485.6 million for the year ended January 31, 1998 ("FY 1998"). The FY 1999 increase in net sales was primarily the result of stronger domestic sales of commercial products in FY 1999 compared to FY 1998, including sales to the commercial aircraft, truck, food & beverage and general commercial markets. This increase in net sales more than offset decreases in net sales to the chemical processing and electronics industries, as well as lower net sales of medical device products.

Gross Profit. Gross profit of $154.6 million for FY 1999 decreased $1.7 million, or 1.1%, from $156.3 million in FY 1998. The gross profit margin decreased to 31.3% for FY 1999 from 32.2% in FY 1998. The decreases in gross profit and gross profit margin resulted from lower volumes coupled with continued unfavorable manufacturing variances and cost containment challenges affecting the Medical Device Products segment, which more than offset the gross profit margin improvement achieved by the Commercial Products segment.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses of $113.2 million in FY 1999 decreased $2.4 million, or 2.1%, from $115.6 million in FY 1998. SG&A expenses as a percentage of net sales decreased to 22.9% in FY 1999 from 23.8% in FY 1998. These decreases were primarily due to reduced labor costs and benefits, and lower travel and legal costs, together with decreased performance based incentive compensation awards, which more than offset increased sales commissions.

Research and development expenses of $13.7 million in FY 1999 decreased $0.6 million, or 4.2%, from $14.3 million in FY 1998. The decrease in research and development expenses was primarily due to lower labor expenses.

Other Income. Other income of $3.5 million in FY 1999 increased $2.4 million from $1.1 million in FY 1998. This increase resulted primarily from a legal settlement, gain on a contract buy out, and a reduction in foreign exchange transaction losses from the prior year; partially offset by reduced licensee fees and investment income.

Nonrecurring Charges and Facilities Rationalization. In FY 1999 the Company recorded a $0.4 million net reversal of a facilities rationalization charge as a result of a change in facilities relocation plans. In FY 1998, the Company recorded a $6.0 million gain realized in selling the net assets of its Felsted operations (cables and controls products) offset by the recording of an asset impairment loss and facilities rationalization of approximately $5.3 million.

Interest Expense, Net. Interest expense, net of $12.3 million in FY 1999 increased $1.5 million from $10.8 million in FY 1998. The increase in the Company's interest expense was primarily the result of the higher interest rates attributable to the Company's subordinated debt, as compared to its previous financing source.

Income Before Income Taxes. Income before income taxes of $33.0 million in FY 1999 increased $1.3 million, or 4.1%, from $31.7 million in FY 1998. This increase in income before taxes is the result of increased volume, continued productivity improvements and cost containment in the Commercial Products segment, somewhat offset by lower margins in the Medical Device Products segment caused by changes in product mix and lower volumes.

Provision for Income Taxes. Provision for income taxes of $10.4 million in FY 1999 increased $0.4 million from FY 1998. The Company's effective tax rate for FY 1999 was 31.5%, unchanged from FY 1998.

SEGMENT RESULTS

A discussion of the operations of the business segments follows. The Company operates in two business segments: Commercial Products, including highly engineered seals and bearings, fluid handling components, tapes, films and coated fabrics, hose and tubing, wire and cable, and plastic formed components; and Medical Device Products, including critical care products, infusion systems for medical and surgical applications. For additional financial information about industry segments and performance in various geographic areas, see Note 12 of "Notes to Consolidated Financial Statements."

     COMMERCIAL PRODUCTS

                                               JANUARY 30,   JANUARY 31,     FEBRUARY 1,
     IN MILLIONS                                  1999          1998             1997
     ------------------------------------------------------------------------------------
     Sales                                        $387.6       $377.6          $373.4
     Operating profit                               36.3         27.2            19.6
     Operating profit before nonrecurring
       charges and facilities rationalization       35.9         27.2            22.6


Net Sales. Commercial Products net sales for FY 1999 increased $10.0 million, or 3%, from FY 1998, as a net result of a 33% improvement in reported European net sales, and a decrease in domestic net sales of less than 1%. FY 1998 net sales includes sales by the Felsted Cable business, sold at the end of FY 1998, but do not include any sales for Premier Python Products Ltd., acquired at the end of FY 1998. Net of this acquisition and divestiture, FY 1999 Commercial Product net sales were 5% higher than in FY 1998. Domestically, net sales increases were particularly strong in several of the markets the Company serves including general commercial, business equipment, commercial aircraft, aerospace, truck, and food & beverage markets. Net sales to the chemical processing and semiconductor markets were down during FY 1999. Net of acquisitions and divestitures domestic sales were up 3%. European sales were up as a result of improved market demand across most product lines. Net of the acquisition and divestiture referenced above, European sales were up 12% or 11% net of the effect of foreign currency exchange rate changes.

In FY 1998, Commercial Product net sales were 1% higher than in the year ended February 1, 1997 ("FY 1997"). Net of acquisitions and divestitures net sales increased 5%.

Gross Profit. The gross profit margin for FY 1999 was 29.7%, an increase from 29.1% in FY 1998. This was the net result of slightly higher material costs as a percentage of net sales, more than offset by cost reductions in manufacturing overhead, productivity gains and controllable spending. The gross profit percentage increased to 29.1% for FY 1998 from 27.4% in FY 1997. This was the result of lower material usage in addition to reduced fixed overhead spending over the prior fiscal year.

Selling, General and Administrative Expenses. SG&A expenses decreased $3.4 million in FY 1999 from the prior fiscal year. SG&A expenses declined primarily as a result of lower general and administrative expenses including lower performance based incentive compensation, legal fees and travel costs. Slightly lower selling and product development costs were also recorded. SG&A expenses as a percentage of net sales decreased to 20.4% in FY 1999, compared with 21.9% in FY 1998 and 21.4% in FY 1997.

Operating Profit before Nonrecurring Charges and Facilities Rationalization. Operating profit before nonrecurring charges and facilities rationalization increased 32% to $35.9 million in FY 1999 from $27.2 million a year earlier. Operating profit before nonrecurring and facilities rationalization as a percent of net sales increased to 9.3% in FY 1999 from 7.2% in FY 1998. The improvement in profitability reflects higher net sales volumes and gross margins as well as decreased operating expenses. Operating profit before nonrecurring charges and facilities rationalization also increased 20.4% to $27.2 million in FY 1998 from $22.6 million in FY 1997. Operating profit before nonrecurring charges and facilities rationalization as a percent of net sales increased to 7.2% in FY 1998 from 6.0% in FY 1997.

     MEDICAL DEVICE PRODUCTS

                                                 JANUARY 30,   JANUARY 31,    FEBRUARY 1,
     IN MILLIONS                                    1999          1998           1997
-----------------------------------------------------------------------------------------
     Sales                                         $105.9       $108.0          $16.7
     Operating profit (loss)                          5.5         14.2          (53.5)
     Operating profit before nonrecurring
        charges and facilities rationalization        5.5         13.6            1.6


In January 1997, as part of its strategy to leverage its materials and manufacturing technology expertise into other attractive market segments, the Company acquired Medex, a leading manufacturer of polymer based medical device products sold to end-users in the domestic and European healthcare markets, such as hospitals and alternate site healthcare facilities. Prior to the acquisition of Medex, the Company's medical device products business was substantially smaller and focused on medical OEMs as opposed to end users. Consequently, FY 1999 and FY 1998 includes twelve months of operations of Medex, while FY 1997 includes just one month of operations of Medex. As a result, comparisons of FY 1997 with other fiscal years is not meaningful.

Net Sales. Net sales in FY 1999, declined 2% from the prior fiscal year. This decrease is the net result of lower domestic volumes in the infusion systems, fluid & drug, pressure monitoring and vascular access markets, somewhat offset by a 32% increase in European sales, primarily related to the April 1998 acquisition of Corotec GmbH.

Also included in FY 1999 year results is the effect of two small companies acquired during the third quarter of FY 1998, SDM and AS Medical, which are now operating as part of the Medical Device Products segment. Unfavorable foreign exchange rates particularly in Germany, also had a negative impact on net sales during FY 1999. In FY 1998, Medical Device Products net sales increased over five fold, over the same period of the prior year due to the Medex acquisition.

Gross Profit. The gross profit margin for FY 1999 was 37.3%, a decrease from 43.1% in FY 1998. This resulted from the impact of reduced volume on manufacturing overhead and unfavorable product mix. In addition, cost of sales was further negatively impacted by manufacturing difficulties specifically related to the relocation of the silicone products plant and SDM operation from California to Dublin, Ohio. The gross profit margin increased to 43.1% for FY 1998 from 36.3% in FY 1997. This was the result of significantly higher margins earned by Medex and the full FY 1998 year effect of the Medex acquisition over the prior year.

Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales increased to 32.1% in FY 1999, compared with 30.5% for FY 1998 and 26.5% for FY 1997. The increase for FY 1999 is primarily attributable to increases in European operating expenses. The increase in FY 1998 operating expenses as a percentage of net sales from the prior year is primarily the result of the Medex acquisition. SG&A expenses at Medex as a percentage of net sales were 31.7% in FY 1998, compared with 34.9% in FY 1997. In connection with the Medex acquisition, a comprehensive review of expenses was performed in January 1997. This resulted in significant cost reductions which were reflected in the results of FY 1998.

Operating Profit before Nonrecurring Charges and Facilities Rationalization. Operating profit before nonrecurring charges and facilities rationalization, decreased to $5.5 million in FY 1999 from $13.6 million a year earlier. Operating profit before nonrecurring charges and facilities rationalization as a percent of net sales decreased to 5.2% in FY 1999 from 12.6% in FY 1998. The decrease reflects lower sales volumes and margins in addition to certain relocation and start-up costs which were incurred in connection with the moving of two production facilities and an acquisition. Operating profit before nonrecurring charges and facilities rationalization, increased to $13.6 million in FY 1998 from $1.6 million in FY 1997. Operating profit before nonrecurring charges and facilities rationalization, as a percent of net sales increased to 12.6% in FY 1998 from 9.6% in FY 1997.

FISCAL 1998 COMPARED WITH FISCAL 1997

Net Sales. Net sales of $485.6 million in FY 1998 increased $95.5 million, or 24%, from $390.1 million in FY 1997. This increase was primarily due to the inclusion of Medical Device Products (Medex acquisition) operating results for the entire FY 1998 period, compared to Medex's inclusion for approximately a month of the FY 1997 period. In FY 1998 net sales to the commercial aircraft, aerospace, truck, food & beverage and general commercial markets were particularly strong relative to the prior fiscal year, while net sales to the chemical processing and electronics industries declined relative to the prior fiscal year. European net sales increased 58%. This is inclusive of unfavorable foreign exchange fluctuations of approximately 11%.

Gross Profit. Gross profit of $156.3 million in FY 1998 increased $47.8 million, or 44.0%, from $108.5 million in FY 1997. The gross profit margin increased to 32.2% in FY 1998 from 27.8% in FY 1997. The increase primarily resulted from the Medex acquisition since the Company's medical device products generally yield higher gross profit margins than its commercial products. Medex realized a 44.4% gross profit margin on net sales during FY 1998. Exclusive of Medex, the Company's gross profit margin on commercial net sales in FY 1998 increased by
1.5 percentage points to 29.0% from 27.5% in FY 1997.

Selling, General and Administrative Expenses. Selling, general, and administrative ("SG&A") expenses of $115.6 million in FY 1998 increased $31.3 million, or 37.1%, from $84.3 million in FY 1997. SG&A expenses as a percentage of net sales increased to 23.8% in FY 1998 from 21.6% in FY 1997. The increase in SG&A expenses in FY 1998 principally represent expenses related to the acquisition of Medex. Medex's SG&A expenses as a percentage of its net sales were 31.7% for FY 1998.

Research and development expenses of $14.3 million in FY 1998 increased $1.8 million, or 14.4%, from $12.5 million in FY 1997 primarily because of the Medex acquisition. Research and development expenses for Medex in FY 1998 were $2.3 million.

Other Income. Other income of $1.1 million in FY 1998 decreased $3.2 million from $4.3 million in FY 1997. The decrease primarily resulted from a reduction in foreign exchange transaction gains and reduced licensee fees and investment income.

Nonrecurring Charges and Facilities Rationalization. In FY 1998, the Company recorded a $6.0 million gain realized in selling the net assets of its Felsted operations (cables and controls products) offset by the recording of an asset impairment loss and facilities rationalization of approximately $5.3 million. During FY 1997, Furon incurred approximately $58.0 million of nonrecurring charges to income, consisting of a $53.7 million non-cash charge relating to in-process research and development at Medex, as well as approximately $4.3 million in severance and facilities rationalization expenses related to the Company's plans to close facilities and consolidate certain operations related to Medex.

Interest Expense, Net. Interest expense, net of $10.8 million in FY 1998 increased $8.1 million from $2.7 million in FY 1997, primarily as a result of the debt incurred in connection with the Medex acquisition.

Income Before Income Taxes. Income before income taxes of $31.7 million in FY 1998 increased $63.9 million from ($32.2) million in FY 1997. This increase in income before income taxes is the result of higher net sales volumes and improved margins and income from Medex.

Provision for Income Taxes. Provision for income taxes of $10.0 million in FY 1998 increased $2.5 million from $7.5 million in FY 1997. This increase is the result of higher net sales volumes and improved margins and income from Medex.

The Company's effective tax rate in FY 1998 was 31.5%, compared with 23.3% in FY 1997. For FY 1997, the effective tax rate before the one time charge for in-process research and development was 35%. The lower effective tax rate for FY 1998 was primarily due to increases in research and experimental credits and foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

In March 1998, the Company completed the issuance (the "Offering") of its 8.125% Senior Subordinated Notes (the "Notes") (see Note 5 of "Notes to Consolidated Financial Statements"). The net proceeds from the Offering were approximately $121.0 million. In conjunction with the Offering, the Company amended its credit facility to, among other things, reduce the maximum principal amount available from $250.0 million to $200.0 million (the "Credit Facility"). The Company used the net proceeds of the Offering to repay a portion of existing indebtedness under the Credit Facility. Amounts borrowed under the Credit Facility mature November 12, 2001. The Notes mature March 1, 2008.

The Company's financial condition remained strong at January 30, 1999 with the Company's ratio of current assets to current liabilities being 2.2 to 1.0 an increase from 2.0 to 1.0 at the beginning of the year. Net working capital of $85.5 million increased by $13.1 million from February 1, 1998.

Cash provided by operating activities. Cash provided by operating activities in FY 1999 decreased $11.5 million from $50.3 million in FY 1998. This decrease was primarily due to net changes in working capital and other long-term assets and liabilities, partially offset by an increase in net income of $0.9 million.

Cash used in investing activities. Cash used in investing activities in FY 1999 of $27.6 million increased by $8.6 million from FY 1998. This increase was partially due to the acquisition of Corotec GmbH for approximately $11.9 million. During FY 1999, the Company also invested $18.4 million in renovation of existing facilities, leasehold improvements and the replacement of existing equipment. Capital expenditures in FY 1999 increased to $18.4 million from $13.4 million in FY 1998.

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

YEAR 2000 READINESS DISCLOSURE

All statements contained in the Annual Report on Form 10-K, including those contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act.

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

The Company has instituted a Y2K readiness program (the "Program") to address these issues as they relate to the Company. The Company's Program is divided into two phases and is being conducted in three areas. The two phases of the Program are: (i) identifying potentially non-compliant areas and (ii) addressing those areas to make them Y2K ready. This two phase process is being conducted across three areas. The three areas include: (i) Information Technology Systems and Equipment; (ii) Non-Information Technology Systems and Equipment; and (iii) compliance of third party vendors and suppliers with which the Company has material relationships.

The Company has completed Phase I of the Program with respect to both the Commercial Products and Medical Device Segments. With respect to Information Technology Systems and Equipment, the Company has identified applications systems, hardware/networks, personal computers and telecommunications equipment that is potentially Y2K sensitive. With respect to Non-Information Technology Systems and Equipment, the Company has identified its manufacturing equipment that is potentially Y2K sensitive. The Company has already completed a survey of its complete product line and believes its product offering addresses material Y2K issues.

Phase II of the Company's Program is in process. The majority of application systems and personal computers were replaced with Y2K ready systems, and the Company expects substantially all of the remaining systems to be Y2K ready by the end of the first quarter of 1999 and the balance by mid-year 1999. The Company believes a majority of its hardware/networks and telecommunications systems are Y2K ready. With respect to Non-Information Technology Systems and Equipment, the Company has completed the process of identifying manufacturing equipment that potentially has Y2K issues. The Company has made initial contact with the suppliers of its manufacturing equipment to determine whether the equipment is Y2K ready. The Company is in the process of following up on this initial contact by (i) contacting those suppliers who did not satisfactorily respond, and (ii) testing critical equipment to verify its Y2K readiness regardless of information received from its supplier. Large scale testing to verify that the Company's Y2K ready Information Technology and Non-Information Technology Systems and Equipment are operational is expected to begin the first quarter of 1999 and is expected to be completed by mid-year 1999.

The Company has identified its key third party vendors and suppliers and has asked them to disclose their state of Y2K readiness. Further, the Company has identified and expects to audit selected "critical suppliers", and develop strategies for working with them through Y2K issues and develop contingency plans in the event of a problem with obtaining materials from them. The Company intends to survey its key customers to determine their state of Y2K readiness. For the year ended January 30, 1999, no single customer accounted for more than 4% of the Company's net sales of commercial products or more than 8% of the Company's net sales of medical device products.

The Company expended approximately $9 million between 1994 and 1998 replacing Information Technology Systems and Equipment with systems and equipment that is Y2K ready. The Company has expended approximately $1.7 million and expects to have recurring operating costs of approximately $1.1 million per year to lease upgraded personal computers. The system and equipment replacements that have been made were scheduled to occur without regard for the Program and the Program is being conducted by the Company's employees. While no assurance can be given, at this time the Company does not anticipate that the Y2K Problem will have a material adverse impact on the Company's business, financial condition or results of operation.

EURO CONVERSION

Eleven of the fifteen member countries of the European Monetary Union agreed to adopt the euro as their common legal currency commencing January 1, 1999. Fixed conversion rates between these participating countries' present currencies, or "legacy currencies", and the euro were established as of January 1, 1999. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro until January 1, 2002. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in their legacy currencies.

Transition to the euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. The increased price transparency resulting from the use of a single currency may affect the ability of the Company to price its products differently in the various European markets. For the year ended January 30, 1999, approximately 15% of the Company's net sales were made to countries that have agreed to adopt the euro as their currency. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the euro, as well as conversion of bank accounts and other treasury and cash management activities.

While the Company is still in the process of assessing potential issues caused by conversion to the euro and possible ways to resolve those issues, based on the information currently available to it, the Company does not expect that conversion to the euro will have a material adverse impact on its results of operations, financial position or liquidity.

For information regarding market risk, see the section entitled "Item 7A-Quantitative and Qualitative Disclosures about Market Risk".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

The primary market risk facing the Company relates to changes in foreign currency exchange rates. International sales accounted for over 29% of the Company's net sales for the year ended January 30, 1999. In the normal course of business, the Company manages portions of its exposure to foreign currency denominated intercompany loans and trade payables and third party trade payables and receivables by entering into foreign currency forward exchange contracts. The use of the foreign currency forward exchange contracts allows the Company to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts can substantially offset foreign currency exchange rate losses and gains on the assets and liabilities being hedged. The foreign currencies to which the Company has the primary market risk exposure are the British Pound Sterling, French Franc, German Mark and Belgian Franc. Management of the Company actively monitors the exchange rates of these and other currencies and adjusts its risk management strategy accordingly. The foreign currency forward exchange contracts which the Company enters into include the Belgian Franc and U.S. Dollar, Belgian Franc and British Pound Sterling, and German Mark and British Pound Sterling. These contracts have varying maturities, but the Company typically enters into contracts having maturities of three months or less. The Company does not hold or issue financial instruments for trading, profit or speculative purposes. Net unrealized gains or losses from hedging activities were not material for the year ended January 30, 1999. A hypothetical change of 10% in each of the foreign currency exchange rates in which the Company had outstanding foreign currency forward exchange contracts as of January 30, 1999 would have impacted the fair value of the contracts by approximately $600,000. The above sensitivity analysis is selective in nature and only addresses the potential impacts from financial instruments. It does not include other potential effects which could impact the Company's business as a result of changes in exchange rates.

INTEREST RATE RISK

The Company also is exposed to market risk due to changing interest rates. The Company is highly leveraged. See "Risk Factors -- Substantial Leverage and Debt Service". The Company does not hedge against interest rate risk due to the nature of the underlying debt. The majority of the Company's long-term debt as of January 30, 1999 bears interest at a fixed rate. The Company's total debt outstanding as of January 30, 1999 was approximately $145 million, $125 million of which consisted of the Company's 8.125% Senior Subordinated Notes due 2008. The other primary source of the Company's external financing is a bank credit agreement. Borrowings under the bank credit agreement typically have maturities of three months or less and interest rates that are fixed at the time of the borrowings based upon the prevailing market conditions. See Note 5 to the "Notes to Consolidated Financial Statements." A hypothetical 10% change in interest rates applied to the Company's borrowings under the bank credit agreement would have impacted income before income taxes by approximately $200,000. The above sensitivity analysis is selective in nature and only addresses the potential impacts from the Company's 8.125% Senior Subordinated Notes due 2008 and the bank credit agreement. It does not include other potential effects which could impact the Company's business as a result of changes in interest rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Furon Company

We have audited the accompanying consolidated balance sheets of Furon Company as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Furon Company at January 30, 1999 and January 31, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /S/ ERNST & YOUNG LLP

Orange County, California
March 10, 1999

                                  FURON COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED
------------------------------------------------------------------------------------------------
                                                   JANUARY 30,       JANUARY 31,     FEBRUARY 1,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                1999             1998            1997
------------------------------------------------------------------------------------------------
Net sales                                           $ 493,475         $ 485,631      $ 390,105

Cost of sales                                         338,885           329,325        281,581
                                                    ---------         ---------      ---------
Gross profit                                          154,590           156,306        108,524

Selling, general and administrative expenses          113,219           115,555         84,325

Write-off of acquired in-process research
     and development                                       --                --         53,700

Nonrecurring charges and facilities
rationalization                                          (417)             (660)         4,329

Other (income) expense                                 (3,546)           (1,114)        (4,265)

Interest expense, net                                  12,318            10,788          2,669
                                                    ---------         ---------      ---------
Income (loss) before income taxes                      33,016            31,737        (32,234)

Provision for income taxes                             10,400             9,997          7,517
                                                    ---------         ---------      ---------
Net income (loss)                                   $  22,616         $  21,740      $ (39,751)
                                                    =========         =========      =========
Basic income (loss) per share                       $    1.25         $    1.22      $   (2.24)
                                                    =========         =========      =========
Diluted income (loss) per share                     $    1.22         $    1.16      $   (2.24)
                                                    =========         =========      =========


See accompanying notes.

                                  FURON COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                            JANUARY 30,         JANUARY  31,
IN THOUSANDS                                                   1999                 1998
--------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                               $   1,358        $       --
     Accounts receivable, less allowance for
          doubtful accounts of $2,232 in 1999
          and $1,741 in 1998                                    81,885            75,661
     Inventories, net                                           53,650            54,704
     Income taxes recoverable                                    3,368                --
     Deferred income taxes                                       6,625            11,052
     Prepaid expenses and other assets                           9,274             4,959
                                                             ---------         ---------
Total current assets                                           156,160           146,376

Property, plant and equipment, at cost:
     Land                                                        6,711             6,976
     Buildings and leasehold improvements                       33,341            31,493
     Machinery and equipment                                   171,986           158,999
                                                             ---------         ---------
                                                               212,038           197,468
     Less accumulated depreciation and
          amortization                                        (103,395)          (87,832)
                                                             ---------         ---------
Net property, plant and equipment                              108,643           109,636

Intangible assets, at cost, less accumulated
     amortization of $39,101 in 1999 and
     $35,354 in 1998                                            89,695            83,129

Other assets                                                    11,922             7,208
                                                             ---------         ---------

TOTAL ASSETS                                                 $ 366,420         $ 346,349
                                                             =========         =========


See accompanying notes.

                                  FURON COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                               JANUARY 30,            JANUARY 31,
IN THOUSANDS, EXCEPT SHARE DATA                                   1999                   1998
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Cash, less checks outstanding                                $      --            $   1,025
    Accounts payable                                                26,130               25,384
    Salaries, wages and related benefits
       payable                                                      14,046               18,203
    Income taxes payable                                                 -                4,228
    Current portion of long-term debt                                  566                  966
    Accrued interest payable                                         4,373                  840
    Facility rationalization and severance                           6,554               10,091
    Other current liabilities                                       18,968               13,195
                                                                 ---------            ---------
Total current liabilities                                           70,637               73,932

Long-term debt                                                     144,707              148,657
Other long-term liabilities                                         26,091               23,883
Deferred income taxes                                               20,378               18,738
Commitments and contingencies

Shareholders' equity:
    Preferred stock without par value,
        2,000,000 shares authorized,
        none issued or outstanding                                      --                   --
    Common stock without par value,
        30,000,000 shares authorized,
        18,421,080 and 18,227,898
        shares issued and outstanding
        in 1999 and 1998, respectively                              42,806               40,864
    Employee Benefit Trust shares                                   (1,444)                  --
    Accumulated other comprehensive income                          (1,691)              (4,236)
    Unearned ESOP shares                                            (2,560)              (3,229)
    Unearned compensation                                             (124)                (232)
    Retained earnings                                               67,620               47,972
                                                                 ---------            ---------
Total shareholders' equity                                         104,607               81,139
                                                                 ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 366,420            $ 346,349
                                                                 =========            ==========



See accompanying notes.

                                  FURON COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

IN THOUSANDS, EXCEPT SHARE AMOUNTS
YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997
-------------------------------------------------------------------------------------------------------------------------
                                                       Employee  Accumulated                                      Total
                                      Common Stock      Benefit     Other     Unearned                            Share-
                                  -------------------    Trust   Comprehensive  ESOP     Unearned    Retained   holders'
                                    Shares    Amount    Shares     Income      Shares   Compensation  Earnings   Equity
-------------------------------   ----------  -------  --------  -----------  --------  ------------  --------  ---------
BALANCE AT FEBRUARY 3, 1996       17,813,810  $37,575  $     --  $    (1,246) $ (3,205) $       (556) $ 70,314  $ 102,882
-------------------------------   ----------  -------  --------  -----------  --------  ------------  --------  ---------
Comprehensive Income
 Net loss                                 --       --        --           --        --            --   (39,751)   (39,751)
 Other comprehensive income,
   net of tax
  Minimum pension liability
   adjustment                             --       --        --          236        --            --        --        236
  Foreign currency translation
   adjustment                             --       --        --       (1,380)       --            --        --     (1,380)
                                                                                                                ---------
 Other comprehensive income                                                                                        (1,144)
                                                                                                                ---------
Comprehensive income                                                                                              (40,895)
                                                                                                                ---------
Exercise of stock options            218,608    1,690        --           --        --            --        --      1,690
Retired shares                       (77,500)    (836)       --           --        --            --        --       (836)
Grant of restricted shares             8,556      102        --           --        --          (102)       --         --
Cancellations of restricted
  shares                             (25,670)    (206)       --           --        --            67        --       (139)
Stock Issued under ESPP               68,476      462        --           --        --            --        --        462
Amortization of unearned
  compensation                            --       --        --           --        --           353        --        353
Loan to ESOP, net                         --       --        --           --       (19)           --        --        (19)
Cash dividends                            --       --        --           --        --            --    (2,154)    (2,154)
                                  ----------  -------  --------  -----------  --------  ------------  --------  ---------
BALANCE AT FEBRUARY 1, 1997       18,006,280   38,787        --       (2,390)    (3,224)        (238)   28,409     61,344
-------------------------------   ----------  -------  --------  -----------  --------  ------------  --------  ---------
Comprehensive Income
 Net income                               --       --        --           --        --            --    21,740     21,740
 Other comprehensive income,
    net of tax
  Minimum pension liability
    adjustment                            --       --        --         (287)       --            --        --       (287)
  Foreign currency translation
    adjustment                            --       --        --       (1,559)       --            --        --     (1,559)
                                                                                                                ---------
Other comprehensive income                                                                                         (1,846)
                                                                                                                ---------
Comprehensive income                                                                                               19,894
                                                                                                                ---------
Exercise of stock options            132,708    1,177        --           --        --            --        --      1,177
Retired shares                       (33,104)    (410)       --           --        --            --        --       (410)
Grant of restricted shares            19,632      282        --           --        --          (282)       --         --
Cancellations of restricted
    shares                           (10,690)     (93)       --           --        --            22        --        (71)
Stock Issued under ESPP              113,072    1,121        --           --        --            --        --      1,121
Amortization of unearned
    compensation                          --       --        --           --        --           266        --        266
Loan to ESOP, net                         --       --        --           --        (5)           --        --         (5)
Cash dividends                            --       --        --           --        --            --    (2,177)    (2,177)
                                  ----------  -------  --------  -----------  --------  ------------  --------  ---------
BALANCE AT JANUARY 31, 1998       18,227,898   40,864        --       (4,236)   (3,229)         (232)   47,972     81,139
-------------------------------   ----------  -------  --------  -----------  --------  ------------  --------  ---------
Comprehensive Income
  Net income                              --       --        --           --        --            --    22,616     22,616
  Other comprehensive income,
    net of tax
  Minimum pension liability
    adjustment                            --       --        --          825        --            --        --        825
  Foreign currency translation
    adjustment                            --       --        --        1,720        --            --        --      1,720
                                                                                                                ---------
Other comprehensive income                                                                                          2,545
                                                                                                                ---------
Comprehensive income                                                                                               25,161
                                                                                                                ---------
Exercise of stock options            136,694    1,598        --           --        --            --        --      1,598
Retired shares                       (67,055)  (1,387)       --           --        --            --        --     (1,387)
Grant of restricted shares             4,316       68        --           --        --           (68)       --         --
Cancellations of restricted
    shares                            (2,874)     (52)       --           --        --             5        --        (47)
Stock Issued under ESPP              122,101    1,715        --           --        --            --        --      1,715
Company funding of EBT                    --       --    (2,212)          --        --            --        --     (2,212)
Mark-to-market adjustment-EBT             --       --       768           --        --            --      (768)        --
Amortization of unearned
    compensation                          --       --        --           --        --           171        --        171
Loan to ESOP, net                         --       --        --           --       669           --         --        669
Cash dividends                            --       --        --           --        --            --    (2,200)    (2,200)
                                  ----------  -------  --------  -----------  --------  ------------  --------  ---------
BALANCE AT JANUARY 30, 1999       18,421,080  $42,806  $ (1,444) $    (1,691) $ (2,560) $       (124) $ 67,620  $ 104,607
-------------------------------   ----------  -------  --------  -----------  --------  ------------  --------  ---------


See accompanying notes.

                                  FURON COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED
                                                                      ---------------------------------------
                                                                      JANUARY 30,   JANUARY 31,   FEBRUARY 1,
IN THOUSANDS                                                              1999         1998          1997
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                                 $  22,616     $  21,740     $ (39,751)
    Adjustments to reconcile net income to cash
       provided by operating activities:
         Depreciation                                                    17,723        16,641        13,615
         Amortization                                                     6,197         5,679         3,544
         Provision for losses on accounts receivable                      1,110           265           364
         Increase (decrease) in deferred income taxes                      (604)          278        (1,417)
         Write-off of acquired in-process research and development           --            --        53,700
         Nonrecurring charges and facilities rationalization               (417)         (660)        4,329
         Loss on sale of assets and divestitures                             87           149            46
    Working capital changes, net of acquisitions and disposals:
         Accounts receivable                                             (6,261)       (4,262)        2,288
         Inventories                                                      2,461         4,688         5,294
         Accounts payable and accrued liabilities                        (2,788)        3,060        (2,977)
         Income taxes payable                                            (1,163)        4,452         4,276
         Other current assets and liabilities, net                        1,256        (3,510)           12
                                                                      ---------     ---------     ---------
                                                                         (6,495)        4,428         8,893
    Changes in other long-term operating assets and liabilities          (1,358)          796           238
                                                                      ---------     ---------     ---------
         Net cash provided by operating activities                       38,859        49,316        43,561

INVESTING ACTIVITIES
    Acquisition of businesses, net of cash acquired                     (11,936)      (17,850)     (157,752)
    Purchases of property, plant and equipment                          (18,363)      (13,401)      (18,936)
    Proceeds from sale of businesses                                        438        11,920         4,204
    Proceeds from sale of equipment                                       1,183           472         1,563
    Proceeds from notes receivable                                           --            --           286
    Decrease (Increase) in notes receivable                               1,053          (155)         (444)
                                                                      ---------     ---------     ---------
         Net cash used in investing activities                          (27,625)      (19,014)     (171,079)

FINANCING ACTIVITIES
    Proceeds from long-term debt                                        158,784        19,158       182,000
    Principal payments on long-term debt                               (163,579)      (47,648)      (51,430)
    Deferred debt costs                                                  (4,202)           --        (1,326)
    Employee benefits trust funding                                      (2,212)           --            --
    Proceeds from issuance of common stock                                1,875         1,816         1,177
    Principal payments received from ESOP                                   599           529           458
    Dividends paid on common stock                                       (2,200)       (2,177)       (2,154)
    Loan to ESOP                                                             --          (621)         (566)
                                                                      ---------     ---------     ---------
         Net cash provided by (used in) financing activities            (10,935)      (28,943)      128,159

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   1,059        (1,359)         (641)
                                                                      ---------     ---------     ---------
INCREASE  IN CASH AND CASH EQUIVALENTS                                    1,358            --            --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               --            --            --
                                                                      ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   1,358     $      --     $      --
                                                                      =========     =========     =========


See accompanying notes.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Furon Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year refers to the year in which the period ends (e.g. fiscal year 1999 ended January 30, 1999). Fiscal year 1999 consists of 52 weeks and fiscal years 1998 and 1997 also consisted of 52 weeks.

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

Consolidated Statements of Cash Flows

Excess cash is invested in income-producing investments including commercial paper, money market accounts, overnight repurchase agreements and short-term certificates of deposit with original maturities of less than three months. These investments are stated at cost which approximates market. Included in interest expense, net in the consolidated statements of operations is interest and dividend income of $0.7 million, $0.7 million and $0.7 million, in fiscal years 1999, 1998 and 1997, respectively.

Interest paid in fiscal years 1999, 1998 and 1997 was $8.7 million, $10.6 million, and $3.2 million, respectively.

Income taxes paid in fiscal years 1999, 1998 and 1997 were $9.0 million, $5.1 million and $3.5 million, respectively.

Inventories

Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                                             JANUARY 30,         JANUARY 31,
IN THOUSANDS                                                    1999                1998
----------------------------------------------------------------------------------------------
Raw materials and purchased parts                             $21,388               $24,781
Work-in-process                                                12,211                11,538
Finished goods                                                 20,051                18,385
                                                              -------               -------
                                                              $53,650               $54,704
                                                              =======               =======

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment

Depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings                                                            25-45 years
Machinery and equipment                                               3-18 years
Leasehold improvements                     Term of the lease (including options)

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. At January 30, 1999, the Company had no significant concentrations of credit risk. The Company provides for losses from uncollectible accounts and such losses have historically been within management's expectations.

Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense, including application engineering, for fiscal year 1999, 1998 and 1997 was $13.7 million, $14.3 million and $12.5 million, respectively, and is included in the selling, general and administrative expenses caption in the Consolidated Statements of Operations. Continuous research and development is necessary for the Company to maintain its competitive position.

Intangible Assets

Intangible assets acquired in business combinations, net of accumulated amortization, are summarized as follows:

                                                    JANUARY 30,                JANUARY 31,
IN THOUSANDS                                           1999                        1998
---------------------------------------------------------------------------------------------
Goodwill                                              $64,297                  $54,476
Other intangible assets                                25,398                   28,653
                                                      -------                  -------
                                                      $89,695                  $83,129
                                                      =======                  =======

Goodwill is amortized over 25 years using the straight-line method. Other intangible assets are amortized over periods ranging from 7 to 25 years.

Translation of Foreign Currencies

Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations." The resulting cumulative foreign currency translation adjustment is reported in shareholders' equity, net of tax, as a component of Other Comprehensive Income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Transaction gains and losses included in results of operations were not significant in fiscal year 1999, 1998 and 1997. The functional currency of the Company's foreign operations is the respective local currency.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management evaluates the recoverability of the long-lived assets on an ongoing basis taking into consideration such factors as recent operating results, projected cash flows and plans for future operations. During fiscal year ended January 31, 1998, the Company recorded an impairment loss of $5.0 million on certain operating assets within the Commercial Products segment. The impairment charge represented the difference between the carrying value and the estimated fair value based on the sales price for comparable assets and is presented in the nonrecurring charges and facilities rationalization caption in the Consolidated Statements of Operations. Consistent with the Company's strategic plans, during fiscal year 1999, the Company has committed to a plan to sell these operating assets. The carrying value as of January 30, 1999 was approximately $4.7 million. No significant adjustments to the carrying value were included in the results of operations for the year ended January 30, 1999. The Company expects to sell these assets during fiscal year 2000. The net sales related to the above operations were approximately $10.3 million and $9.4 million in fiscal years 1999 and 1998, respectively. Income (loss) before income taxes were approximately ($3.1) million and ($3.0) million in fiscal years 1999 and 1998, respectively. The Company acquired these assets during fiscal year 1997. Considerable management judgment is necessary in estimating fair value. Accordingly, actual results could vary from such estimates.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

that are reported directly within a separate component of shareholders' equity, such as cumulative foreign currency translation and minimum pension liability adjustments. The provisions of this statement are effective beginning with fiscal year 1999 interim reporting. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations.

During fiscal year 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 amends SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits. It no longer requires description of the plan and related information, eliminates the need to disaggregate disclosures for plans with accumulated pension benefit obligations that exceed plan assets, and eliminates the requirement to disclose alternative measures of the benefit obligation. This statement requires the reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets. Additionally, this statement changes the requirements on disclosure of the effects on aggregate service and interest cost components of net periodic postretirement health care benefit costs. The adoption of SFAS No. 132 did not affect results of operations or financial position. Prior year information has been restated to comply with the requirements of the new standard.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting for several types of hedges, resulting in the recognition of offsetting changes in value or cash flows of the hedge and hedged items in earnings in the same period. The provisions of this statement are effective for years beginning after June 15, 1999. The Company will adopt this statement for fiscal year 2000. The Company does not expect SFAS No. 133 to materially impact the Company's results of operations or financial position.

2.      ACQUISITIONS AND DISPOSITIONS

Acquisitions

During fiscal year ended January 30, 1999, the Company acquired one business at a cost, net of cash acquired, of approximately $11.9 million. The acquisition was accounted for using the purchase method and resulted in $12.2 million of goodwill, which is being amortized using the straight line method over 25 years. The results of operations of this business were not material in relation to the Company's consolidated results of operations.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

2.      ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Acquisitions (continued)

During fiscal year ended January 31, 1998, the Company acquired three businesses at a cost of approximately $17.9 million. The acquisitions were accounted for using the purchase method and resulted in $16.6 million of goodwill, which is being amortized using the straight line method over 25 years. The results of operations of these businesses were not material in relation to the Company's consolidated results of operations.

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

Dispositions

During fiscal year ended January 30, 1999 the Company has committed to a plan to sell certain operating assets within the Commercial Products segment. See Note 1 -- Long-Lived Assets.

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

3.      NONRECURRING CHARGES AND FACILITIES RATIONALIZATION

In connection with the acquisitions and divestitures made during fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, the Company has developed plans to close and consolidate certain businesses. Operating income for fiscal year 1999 includes total nonrecurring income of approximately $0.4 million. Nonrecurring income includes accrual reversals of $0.6 million, partially offset by additional severance costs of $0.2 million. Additionally, during fiscal year 1999, approximately $3.1 million was charged to accrued facility rationalization and severance for cash payments and other settlements of liabilities which had been accrued for previously. Operating income for fiscal year 1998 includes total nonrecurring income of approximately $0.7 million. Nonrecurring income includes a $6.0 million gain related to the sale of a business within the Commercial Products segment (see Note 2) and facilities rationalization charges of $5.3 million within the Commercial Products and Medical Device Products segments. Facilities rationalization charges include asset impairment losses of $5.0 million (see Note 1) and other net charges of $0.3 million. Operating income for fiscal year 1997 includes total nonrecurring charges of $4.3 million within the Commercial Products

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

3.      NONRECURRING CHARGES AND FACILITIES RATIONALIZATION (CONTINUED)

and Medical Device Products segments. The charges include $1.5 million for severance and $2.8 million for facilities rationalization.

4.      INCOME TAXES

The provision (benefit) for income taxes for the three years ended January 30, 1999 consists of the following:

        IN THOUSANDS                      CURRENT      DEFERRED     TOTAL
        ------------------------------------------------------------------
        1999    Federal                   $ 1,414      $ 6,904     $ 8,318
                Foreign                     1,815         (456)      1,359
                State and local                68          655         723
                                          -------      -------     -------
                                          $ 3,297      $ 7,103     $10,400
                                          =======      =======     =======

        1998    Federal                   $ 5,273      $ 3,581     $ 8,854
                Foreign                     2,046       (1,543)        503
                State and local               360          280         640
                                          -------      -------     -------
                                          $ 7,679      $ 2,318     $ 9,997
                                          =======      =======     =======

        1997    Federal                   $ 7,535      $(1,730)    $ 5,805
                Foreign                       969           --         969
                State and local               529          214         743
                                          -------      -------     -------
                                          $ 9,033      $(1,516)    $ 7,517
                                          =======      =======     =======

The provision (benefit) for income taxes differs from the amount computed by applying the statutory income tax rate for the following reasons:

                                       JANUARY 30, 1999        JANUARY 31, 1998        FEBRUARY 1, 1997
IN THOUSANDS                          AMOUNT          %       AMOUNT          %       AMOUNT          %
----------------------------------------------------------------------------------------------------------
Statutory federal provision          $ 11,556        35.0    $ 11,108        35.0    $(11,282)      (35.0)
Acquired in-process research
  and development                          --          --          --          --      18,795        58.3
State and local taxes,
  net of federal tax benefits             723         2.2         662         2.1         667         2.1
Effect of foreign taxes                  (315)       (1.0)       (582)       (1.8)        103         0.3
Research and experimental credit         (771)       (2.3)       (559)       (1.8)       (230)       (0.7)
Export sales corporation benefit         (761)       (2.3)       (593)       (1.9)       (456)       (1.4)
Goodwill                                  581         1.8         440         1.4          --          --
Other                                    (613)       (1.9)       (479)       (1.5)        (80)       (0.3)
                                     --------        ----    --------        ----    --------        ----
                                     $ 10,400        31.5    $  9,997        31.5    $  7,517        23.3
                                     ========        ====    ========        ====    ========        ====

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

4.      INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  JANUARY 30,    JANUARY 31,
     IN THOUSANDS                                                    1999           1998
     ---------------------------------------------------------------------------------------
     Deferred tax liabilities:
           Tax over book depreciation                              $ (9,805)     $ (8,776)
           Intangible assets                                         (6,548)       (7,102)
                                                                   --------      --------
                Total liabilities                                   (16,353)      (15,878)
                                                                   --------      --------

     Deferred tax assets:

           Inventories                                                2,178         3,510
           Net operating losses                                       1,630         2,238
           Nonrecurring charges and facilities rationalization          575         1,311
           Accruals recognized in different periods for
             tax than financial reporting                              (265)        2,651
                                                                   --------      --------
                 Total assets                                         4,118         9,710

           Valuation allowance for deferred tax assets               (1,518)       (1,518)
                                                                   --------      --------
                      Net deferred tax assets                         2,600         8,192
                                                                   --------      --------
                      Total deferred taxes                         $(13,753)     $ (7,686)
                                                                   ========      ========

Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of certain foreign subsidiaries and affiliates aggregating $7.0 million at January 30, 1999. Management's intention is to reinvest such undistributed earnings outside the United States for an indefinite period except for distributions upon which incremental U.S. income taxes would not be material. Any withholding taxes ultimately paid, which could approximate $0.4 million, may be recoverable as foreign tax credits in the United States.

A subsidiary of the Company has federal net operating loss carryforwards available against its taxable income of approximately $1.5 million that expire in fiscal 2004. The Company also has foreign tax net operating loss carryforwards of approximately $2.5 million which may be carried forward indefinitely for use against future taxable income.

5.   LONG-TERM DEBT

Long-term debt is summarized as follows:

                                          JANUARY 30,      JANUARY 31,
IN THOUSANDS                                 1999             1998
----------------------------------------------------------------------
Senior Subordinated Notes                  $125,000         $     --
Loans under bank credit agreements           16,000          142,000
Industrial Revenue Bonds                      3,600            6,175
Other                                           673            1,448
                                           --------         --------
Total long-term debt                        145,273          149,623

Less current portion                            566              966
                                           --------         --------
Due after one year                         $144,707         $148,657
                                           ========         ========

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

5.      LONG-TERM DEBT (CONTINUED)

On March 4, 1998, the Company issued $125.0 million of 8.125% Senior Subordinated Notes (the "Notes") due March 1, 2008 (the "Offering"). Interest on the Notes is payable semi-annually on March 1 and September 1 of each year. The Company used the net proceeds of the Offering to repay a portion of existing indebtedness under the Company's amended credit facility agreement.

Under a Credit Agreement, dated as of November 12, 1996 (the "Credit Agreement") and amended March 27, 1997, by and among Furon, the lenders party thereto (the "Lenders") and The Bank of New York ("BNY"), as Swing Line Lender and as Administrative Agent, Furon was permitted to borrow up to an aggregate principal amount not to exceed $250.0 million (the "Facility"). In conjunction with the Offering, on February 3, 1998 the Credit Agreement was amended and the facility was reduced to provide for borrowings up to a maximum principal amount of $200.0 million.

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

The Credit Agreement provides for the payment of a commitment fee of a certain rate per annum subject to performance grid pricing on the average daily unused amount of the Facility. At January 30, 1999, the unused portion of the credit facility was $184.0 million. Borrowing rates during the year ranged from 7.5% to 5.1% (5.6% at January 30, 1999).

At January 30, 1999, the outstanding principal balance of the Industrial Revenue Bonds consisted of an outstanding issue at $3.6 million with annual principal payments of $0.2 million due July 1999 through July 2016 and bears interest at a weekly competitive adjustable rate. The issue is secured by a $3.6 million bank letter of credit which is secured by land and buildings with an approximate market value of $2.5 million and expires in July 2001. Any borrowings under the letter of credit bear interest at a weekly adjustable rate. During the year ended January 30, 1999, the Company retired the other Industrial Revenue Bond issue which was outstanding at January 31, 1998 for approximately $2.4 million.

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

6.      COMMITMENTS AND CONTINGENCIES

At January 30, 1999, the Company is obligated under non-cancelable leases of real property and equipment used in its operations for minimum annual rentals plus insurance and taxes.
Amounts payable under these obligations are as follows:

              FISCAL YEARS
                 ENDED                                                           IN THOUSANDS
              ------------                                                       ------------
                  2000                                                              $ 8,698
                  2001                                                                6,929
                  2002                                                                5,457
                  2003                                                                4,166
                  2004                                                                3,511
               Thereafter                                                            23,294

Certain leases contain escalation provisions for periodic adjustments based on certain indices. Rental expense for operating leases for the three years in the period ended January 30, 1999 was $10.1 million, $10.1 million and $8.7 million, respectively.

At January 30, 1999, the Company is obligated under irrevocable letters of credit totaling $6.1 million, including those related to the Industrial Revenue Bonds as described in Note 5.

At January 30, 1999, the Company had approximately $6.2 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. The contracts reflect the selective hedging of the Belgium Franc and British Pound Sterling with varying maturities up to three months. Net unrealized gains/losses from hedging activities were not material as of January 30, 1999.

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

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

6.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of January 30, 1999, the Company's reserves for environmental matters totaled approximately $1.5 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including certain "superfund" waste disposal sites. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its current environmental reserves should be sufficient to cover most, if not all, of the Company's aggregate liability for these matters and, accordingly, does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

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

The calculation of earnings per share is presented below:

                                                                     YEARS ENDED
                                                   -----------------------------------------------
                                                   JANUARY 30,       JANUARY 31,      FEBRUARY 1,
IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS      1999              1998              1997
--------------------------------------------------------------------------------------------------
Net income (loss)                                  $    22,616       $    21,740      $    (39,751)
                                                   ===========       ===========      ============
Weighted average shares outstanding for
  basic income per share                            18,042,527        17,863,570        17,771,538
Effect of dilutive securities:
  Employee stock options and awards                    551,082           885,640                --
                                                   -----------       -----------      ------------

Weighted average shares outstanding for
  diluted income per share                          18,593,609        18,749,210        17,771,538
                                                   -----------       ===========      ============
Basic income (loss) per share                      $      1.25       $      1.22      $      (2.24)
                                                   ===========       ===========      ============
Diluted income (loss) per share                    $      1.22       $      1.16      $      (2.24)
                                                   ===========       ===========      ============

Employee Benefits Trust

On March 24, 1998, the Company entered into an Employee Benefits Trust (the "Trust") with Wachovia Bank, N.A., Trustee. The Trust was established to provide a source of funds to assist the Company in meeting obligations under various employee benefit plans. During the year ended January 30, 1999, the Company contributed approximately $2.2 million to the Trust to purchase shares of the Company's common stock on the open market. During the

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

7.       SHAREHOLDERS' EQUITY (CONTINUED)

Employee Benefits Trust

year ended January 30, 1999, the Trust purchased 110,303 shares of common stock at an average cost of $20.15 per share (110,303 shares held at January 30, 1999).

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

8.      COMPREHENSIVE INCOME

As of February 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires the change in the minimum pension liability and the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior years' financial statements have been reclassed to conform to these requirements. Other Comprehensive Income as of January 30, 1999 is shown net of tax of approximately $1.0 million for fiscal year 1999. The tax effects for fiscal years 1998 and 1997 were not significant.

9.      STOCK COMPENSATION PLANS

At January 30, 1999, the Company has three stock-based compensation plans (two stock incentive plans and an Employee Stock Purchase Plan), which are described below. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation expense for the Company's stock option awards under its stock incentive plans and its stock purchase plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and diluted income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                1999       1998       1997
                                                               -------    -------    --------
         Net income (loss)                    As  reported     $22,616    $21,740    $(39,751)
                                              Pro forma         21,086     20,904     (40,236)

         Diluted income (loss) per share      As reported      $  1.22    $  1.16    $  (2.24)
                                              Pro forma           1.14       1.12       (2.27)

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

9.      STOCK COMPENSATION PLANS (CONTINUED)

The stock-based compensation reflected in the above pro forma information may not be indicative of such compensation in future periods as it only reflects options granted in fiscal years 1996 - 1999.

Stock Incentive Plans

The Company has a 1995 Stock Incentive Plan and a 1982 Stock Incentive Plan. Under both plans, the Compensation Committee, appointed by the Board of Directors, is authorized to grant awards to any officer or key employee of the Company. Awards granted can take the form of stock options, stock appreciation rights, restricted stock awards ("RSAs"), and performance share awards. The 1995 Stock Incentive Plan does not provide for depreciation rights and tax-offset bonuses which are components of the 1982 Stock Incentive Plan. The 1995 Stock Incentive Plan provides for the annual grant of awards in a maximum number of shares of common stock of 1.8% of the Company's issued and outstanding shares as of the last day of the preceding fiscal year, commencing with the fiscal year beginning February 4, 1996. Options are granted at a price equal to 100% of the fair market value at the date of grant and become exercisable not earlier than six months after the award date and vest at a rate of 25% per year. The options shall remain exercisable until the expiration date but not later than ten years after the award date.

At January 30, 1999, 340,054 RSAs have been granted (of which 95,874 have been canceled) under the Stock Incentive Plans. The issuance of these RSAs resulted in $1.9 million (net of cancellations) of unearned compensation which is being amortized over the five year period in which the awards vest.

The fair value of each stock option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 1999, 1998, and 1997, respectively: dividend yield of 0.6%, 1.1% and 1.2%; expected volatility of 28%, 26% and 38%; risk-free interest rates of 5.5%, 6.6%, and 6.3%; and expected lives of 6 years for all option grants.

A summary of the status of the Company's stock option plans as of January 30, 1999, January 31, 1998 and February 1, 1997, and changes during the years ending on those dates is presented below:

                                          1999                         1998                         1997
                                 -------------------------    -------------------------    -------------------------
                                              WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                               AVERAGE                      AVERAGE                      AVERAGE
                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                 ------     --------------    ------     --------------    ------     --------------
OUTSTANDING AT BEGINNING
  OF YEAR                       1,691,466      $ 8.33        1,537,424     $ 7.70         1,501,032       $7.08
Granted                           372,000       20.38          328,500      10.75           273,000        9.88
Exercised                        (136,694)       6.02         (132,708)      6.54          (218,608)       5.95
Forfeited                         (28,125)      16.08          (41,750)      9.89           (18,000)       9.74
                                ---------                    ---------                    ---------
OUTSTANDING AT END OF YEAR      1,898,647       10.74        1,691,466       8.33         1,537,424        7.70
                                =========                    =========                    =========

OPTIONS EXERCISABLE AT
  YEAR-END                      1,151,272                    1,064,466                    1,012,548
                                =========                    =========                    =========
WEIGHTED-AVERAGE FAIR
  VALUE OF OPTIONS
  GRANTED DURING THE YEAR       $    7.38                    $    3.76                    $    4.14
                                =========                    =========                    =========

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

9.      STOCK COMPENSATION PLANS (CONTINUED)

Stock Incentive Plans (continued)

The following table summarizes information about stock options outstanding at January 30, 1999:

                         OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
----------------------------------------------------------------------      ----------------------------
                                   WEIGHTED AVERAGE
                                       REMAINING           WEIGHTED                         WEIGHTED
   RANGE OF          NUMBER           CONTRACTUAL      AVERAGE EXERCISE        NUMBER        AVERAGE
EXERCISE PRICES    OUTSTANDING           LIFE               PRICE           EXERCISABLE   EXERCISE PRICE
---------------    -----------     ----------------    ---------------      -----------   --------------
$6.00 - $ 6.75        544,797          1.6 years            $ 6.26             544,797       $ 6.26
 8.13 -  11.38        997,850          6.6 years              9.76             606,475         9.36
    20.38             356,000          9.2 years             20.38                  --        20.38
 6.00 -  20.38      1,898,647          5.6 years             10.74           1,151,272         7.89

Employee Stock Purchase Plan

Effective November 1, 1994 the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed one year of service an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Annually, on October 31, participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on November 1 (grant date) or October 31 (exercise date). The aggregate number of shares purchased by an employee may not exceed 10,000 shares annually (subject to limitations imposed by the Internal Revenue
Code). The Employee Stock Purchase Plan expires on October 31, 2004. A total of 800,000 shares are available for purchase under the plan. There were 122,101, 113,072 and 68,476 shares issued under the plan during fiscal years 1999, 1998 and 1997, respectively. Compensation expense is recognized for the fair value of the employee's purchase rights, estimated using the Black-Scholes model, with the following assumptions for fiscal years 1999, 1998 and 1997, respectively: dividend yield of 0.8%, 0.6% and 1.1%; expected life of 1 year for all years; expected volatility of 57%, 32% and 33%; and risk-free interest rates of 4.5%, 5.6% and 5.4%. The weighted-average fair value of those purchase rights granted in fiscal years 1999, 1998 and 1997 was $3.74, $2.81 and $2.88, respectively.

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

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

10.     EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries sponsor various qualified plans which cover substantially all of its domestic employees including a profit-sharing/retirement plan, an employee stock ownership plan, and an employee stock purchase plan as described in Note 9. The Company also sponsors a nonqualified defined benefit plan covering certain employees.

Profit-Sharing/Retirement Plan

The Company has a Profit Sharing/Retirement Plan which provides for an employee salary deferral contribution and Company contributions. Employees are permitted to contribute a percentage of their compensation as defined by the Plan Documents. Contributions made by the Company are based on the Company's performance and are at the discretion of the Board of Directors. Total Company contributions for fiscal 1999, 1998 and 1997 were $2.6 million, $2.8 million and $2.2 million, respectively, and combined Company and employee contributions were $8.6 million, $8.2 million and $6.3 million, respectively. At January 30, 1999, the Company has committed to fund at least $5.0 million of combined Company and employee contributions to the Profit Sharing/Retirement Plan.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan ("ESOP") covering substantially all of its employees (subject to certain limitations). The Company annually contributes amounts sufficient to cover principal and interest on loans made to the ESOP as determined by the Board of Directors.

Prior to December 31, 1992, the Company loaned the ESOP $3.7 million ($0.8 million outstanding at January 30, 1999) to purchase 622,000 shares of stock, at interest rates ranging from 7.83% to 9.12%. The loans are payable in ten annual installments of principal and interest. The plan subsequently entered into loan agreements with the Company according to the table below. The proceeds of the loans were used to purchase shares of stock from a former officer and director of the Company. These loans are payable in ten annual installments of principal and interest beginning in fiscal 1996. Shares are released and allocated to participant accounts annually as loan repayments are made.

                         Interest     Original         Outstanding
    Loan Date              Rate      Loan Amount    at January 30, 1999    Shares Purchased
-------------------------------------------------------------------------------------------
June 9, 1994               7.52%     $  217,500         $  150,869               30,000
August 26, 1994            7.67         268,125            190,262               30,000
November 23, 1994          7.45         322,500            237,100               30,000
June 14, 1995              7.31         231,250            181,261               20,000
September 5, 1995          6.91         206,250            166,450               20,000
December 14, 1995          6.36         141,563            118,441               15,000
March 26, 1996             6.07         322,500            278,892               30,000
June 11, 1996              7.04         243,750            210,557               20,000
June 3, 1997               6.80         266,250            248,608               20,000
August 29, 1997            6.39         355,000            337,322               20,000
                                     ----------         ----------              -------
                                     $2,574,688         $2,119,762              235,000
                                     ==========         ==========              =======

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

10.     EMPLOYEE BENEFIT PLANS (CONTINUED)

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

Of the leveraged shares acquired prior to fiscal 1994, 343,525 and 112,686 are allocated and unallocated, respectively, at January 30, 1999. Of the leveraged shares acquired beginning in fiscal 1994, there were 44,988 allocated shares, 74,757 committed-to-be-released shares, and 115,255 unallocated shares at January 30, 1999. The fair value of unallocated shares was $1.5 million at January 30, 1999. Total compensation cost recognized by the Company during fiscal 1999, 1998 and 1997, which consists of the annual contribution and plan administrative costs, net of dividend income on unallocated and forfeited shares, totaled $0.7 million, $0.9 million and $0.8 million, respectively.

Supplemental Executive Retirement Plan

The Company has an unfunded executive defined benefit retirement plan for certain key officers of the Company, which provides for benefits which supplement those provided by the Company's other retirement plans.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

10.     EMPLOYEE BENEFIT PLANS (CONTINUED)

Supplemental Executive Retirement Plan (continued)

The following tables set forth the changes in benefit obligations, the funded status of the plan, and the amounts recognized in the consolidated balance sheet for the years ended January 30, 1999 and January 31, 1998:

                                                              JANUARY 30,            JANUARY 31,
                                                                 1999                   1998
                                                                 ----                   ----
Change in benefit obligation
Benefit obligation at beginning of the year                    $  9,902                $ 8,781
    Service cost                                                    173                     39
    Interest cost                                                   670                    669
    Benefits paid                                                  (490)                  (409)
    Actuarial loss                                                  609                    585
    Plan amendments                                                  --                    237
                                                               --------                -------
Benefit obligation at end of the year                          $ 10,864                $ 9,902
                                                               ========                =======
Funded status of the plan
Funded status of the plan                                      $(10,864)               $(9,902)
    Unrecognized net transition obligation                          439                    524
    Unrecognized prior service cost                                 219                    237
    Unrecognized net actuarial losses                             2,727                  2,167
                                                               --------                -------
Net amount recognized                                          $ (7,479)               $(6,974)
                                                               ========                =======

Amount recognized in consolidated balance sheets
Accrued benefit liability                                      $ (7,479)               $(6,974)
Additional minimum liability                                     (2,070)                (2,461)
Intangible asset                                                    658                    761
Accumulated other comprehensive income                            1,412                  1,700
                                                               --------                -------
Net amount recognized                                          $ (7,479)               $(6,974)
                                                               ========                =======


The following table provides the components of net pension cost for the plan for the years ended January 30, 1999, January 31, 1998, and February 1, 1997:

                                                JANUARY 30,            JANUARY 31,            FEBRUARY 1,
                                                   1999                   1998                   1997
                                                   ----                   ----                   ----
Net periodic pension benefit cost
   Service cost                                    $173                   $ 38                   $ 41
   Interest cost                                    670                    669                    638
   Transition obligation                             84                     84                     84
   Prior service cost amortization                   18                     --                     --
   Net actuarial loss                                49                     86                    108
                                                   ----                   ----                   ----
Net periodic pension cost                          $994                   $877                   $871
                                                   ====                   ====                   ====


The amount included in other comprehensive income arising from a change in the additional minimum pension liability was a gain of $0.2 million (net of tax of $0.1 million) in fiscal year 1999, a loss of $0.2 million (net of tax of $0.1 million) in fiscal year 1998, and a gain of $0.05 million (net of tax of $0.02 million) in fiscal year 1997.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

10.     EMPLOYEE BENEFIT PLANS (CONTINUED)

Supplemental Executive Retirement Plan (continued)

The assumptions used in the measurement and recognition of the Company's benefit obligations are presented in the following table:

                                        JANUARY 30,      JANUARY 31,
                                           1999             1998
                                        -----------      -----------
Weighted average assumptions
   Discounted rate                         6.75%            7.25%
   Rate of salary increase                 5.00%            5.00%

                                 FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                               BASIC         DILUTED
IN THOUSANDS, EXCEPT                                 INCOME                    INCOME        INCOME
PER SHARE DATA           NET SALES  GROSS PROFIT  BEFORE TAXES  NET INCOME  PER SHARE(a)  PER SHARE(a)
------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 30, 1999

1st Quarter              $119,805     $37,266       $ 7,911       $5,419       $0.30         $0.29
2nd Quarter               125,046      40,197         8,635        5,915        0.33          0.32
3rd Quarter               120,720      34,927         5,598        3,835        0.21          0.21
4th Quarter               127,904      42,200        10,872        7,447        0.41          0.40

YEAR ENDED JANUARY 31, 1998

1st Quarter              $119,649     $38,319       $ 7,541       $4,977       $0.28         $0.27
2nd Quarter               118,696      38,482         7,351        5,224        0.29          0.28
3rd Quarter               123,209      38,905         7,978        5,465        0.31          0.29
4th Quarter               124,077      40,600         8,867(b)     6,074        0.34          0.32

(a) Both basic and diluted income per share are computed independently for each of the quarters based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year basic and diluted income per share amounts.

(b) The fourth quarter of fiscal year ended January 31, 1998 includes a $6.0 million gain related to the sale of a business and facilities rationalization charges of $5.3 million as described in Note 3.

                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999

12.     SEGMENT INFORMATION

The Company operates in two business segments: Commercial Products, including highly engineered seals and bearings, fluid handling components, tapes, films and coated fabrics, hose and tubing, wire and cable, and plastic formed components; and Medical Device Products, including critical care products and infusion systems for medical and surgical applications.

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

Sales, operating profit (loss), interest expense, identifiable assets, capital expenditures, depreciation and amortization are set forth in the following table:

                                          COMMERCIAL      MEDICAL
IN THOUSANDS                               PRODUCTS    DEVICE PRODUCTS   ADJUSTMENTS   CONSOLIDATED
---------------------------------------------------------------------------------------------------
January 30, 1999:
   Sales to unaffiliated customers         $387,577       $105,898                       $493,475
   Operating profit                          36,272          5,516                         41,788
   Interest expense, net                         --             --         $12,318         12,318
   Identifiable assets                      213,838        152,582                        366,420
   Capital expenditures                      13,041          5,322                         18,363
   Depreciation and amortization             16,145          7,775                         23,920

January 31, 1998:
   Sales to unaffiliated customers         $377,622       $108,009                       $485,631
   Operating profit                          27,215         14,196                         41,411
   Interest expense, net                         --             --         $10,788         10,788
   Identifiable assets                      212,941        133,408                        346,349
   Capital expenditures                       9,438          3,963                         13,401
   Depreciation and amortization             16,136          6,184                         22,320

February 1, 1997:
   Sales to unaffiliated customers         $373,419       $ 16,686                       $390,105
   Operating profit (loss)                   19,649        (53,479)                       (33,830)
   Interest expense, net                         --             --         $ 2,669          2,669
   Identifiable assets                      212,979        130,372                        343,351
   Capital expenditures                      18,718            218                         18,936
   Depreciation and amortization             16,605            554                         17,159


                                  FURON COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 30, 1999


12.     SEGMENT INFORMATION (continued)

The following table provides information as to the significant geographic areas in which the Company has operations.

                                                               YEARS ENDED
                                                 ------------------------------------------
                                                JANUARY 30,    JANUARY 31,      FEBRUARY 1,
IN THOUSANDS                                       1999           1998             1997
-------------------------------------------------------------------------------------------
Net sales to outside customers:

               United States                     $397,320       $ 413,743        $ 344,727
               Europe                              96,155          71,888           45,378
                                                 --------       ---------        ---------
                                                 $493,475       $ 485,631        $ 390,105
                                                 ========       =========        =========

Income (loss) before income taxes:

               United States                     $ 31,792       $  29,529        $ (33,690)
               Europe                               1,224           2,208            1,456
                                                 --------       ---------        ---------
                                                 $ 33,016       $  31,737        $ (32,234)
                                                 ========       =========        =========

Identifiable assets:

               United States                     $255,595       $ 290,518        $ 294,745
               Europe                             110,825          55,831           48,606
                                                 --------       ---------        ---------
                                                 $366,420       $ 346,349        $ 343,351
                                                 ========       =========        =========

Export sales                                     $ 49,147       $  51,999        $  42,529
                                                 ========       =========        =========


13.     SUBSEQUENT EVENT (unaudited)

On March 8, 1999, the Company announced that it had retained the investment banking firm ING Baring Furman Selz to explore strategic alternatives for the Company's Dekoron wire and cable business unit, including its possible sale. The Company believes that the decision to explore alternatives for its Dekoron wire and cable business unit is consistent with its strategy of focusing on its core polymer businesses. The Company has two facilities which are fully and one additional facility which is partially dedicated to manufacturing wire and cable products. Net sales of wire and cable products were approximately $29 million for the fiscal year ended January 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 1999. Information concerning the Company's executive officers is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
        (a)  1.  Index to Financial Statements

                 Report of Independent Auditors                             43

                 Consolidated Statements of Operations
                   Years ended January 30, 1999,
                   January 31, 1998 and February 1, 1997                    44

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K. (CONTINUED)

Page


                                                                                Page
                                                                                ----
                    Consolidated Balance Sheets
                      January 30, 1999 and January 31, 1998                      45

                    Consolidated Statements of Shareholders' Equity
                      Years ended January 30, 1999, January 31, 1998,
                      and February 1, 1997                                       47

                    Consolidated Statements of Cash Flows
                      Years ended January 30, 1999, January 31, 1998
                      and February 1, 1997                                       48

                    Notes to Consolidated Financial Statements
                      January 30, 1999                                           49

             2.     Index to Financial Statement Schedules

                    Schedule II - Valuation and Qualifying Accounts              71

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

        (b)         Reports on Form 8-K:

                    None.

                                  FURON COMPANY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
       YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND FEBRUARY 1, 1997


                                   BALANCE AT     ADDITIONS
                                   BEGINNING   CHARGED TO COSTS                               BALANCE AT
DESCRIPTION                         OF YEAR      AND EXPENSES     DEDUCTIONS       OTHER      END OF YEAR
---------------------------------------------------------------------------------------------------------
FISCAL YEAR 1999
  Allowance for doubtful
    receivables                    $1,741,044     $1,109,763      $  (606,631)   $ (12,390)   $2,231,786
  Inventory valuations              3,768,938      2,644,301       (2,714,972)     136,690     3,834,957
  Rebate reserves                   1,345,000      3,035,000         (650,000)     (11,105)    3,718,895

FISCAL YEAR 1998
  Allowance for doubtful
    receivables                    $2,093,311     $  264,523      $  (631,554)   $  14,764    $1,741,044
  Inventory valuations              3,360,888      3,234,844       (2,655,288)    (171,506)    3,768,938
  Rebate reserves                     992,081      1,394,919       (1,042,000)          --     1,345,000

FISCAL YEAR 1997
  Allowance for doubtful
    receivables                    $1,366,935     $  364,164      $  (453,421)   $ 815,633    $2,093,311
  Inventory valuations              2,201,200      4,035,399       (2,384,794)    (490,917)    3,360,888
  Rebate reserves                     922,081        270,000         (200,000)          --       992,081

                                  FURON COMPANY
                                INDEX TO EXHIBITS

REGULATION S-K                                                      SEQUENTIAL
 ITEM NUMBER                                                        PAGE NUMBER
--------------                                                      -----------
        3       Restated Articles of Incorporation as amended
                (Incorporated by reference to Exhibits 3 and
                3A to the Registrant's Annual Reports on Form
                10-K filed on April 7, 1994 and April 9, 1998,
                respectively).

       3.1 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant's
                Annual Report on Form 10-K filed on April 7,
                1994 and Exhibits 3.2 and 3.1A to the
                Registrant's Quarterly Reports on Form 10-Q filed on September 13, 1994 and September 11,
                1998, respectively).

       4.1 Rights Agreement as amended (Incorporated by reference to Exhibit 2.1 to the Registrant's
                Registration Statement on Form 8-A filed
                March 22, 1989, and Exhibit 4.1 to the
                Registrant's Annual Report of Form 10-K filed on April 28, 1992).

       4.2 Indenture dated as of March 4, 1998 by and between Furon Company and The Bank of New
                York, as Trustee (Incorporated by reference to Exhibit 4.2 to the Registrant's Annual
                Report on Form 10-K filed April 9, 1998).

      10.1*     1982 Stock Incentive Plan, as amended
                (Incorporated by reference to Exhibits 10.1, 10.1A and 10.1A to the Registrant's Quarterly
                Reports on Form 10-Q filed on September 13,
                1994, September 2, 1997 and December 11,
                1998, respectively).

      10.2*     Employee Relocation Assistance Plan as
                amended (Incorporated by reference to Exhibit
                10.2 to the Registrant's Annual Report on
                Form 10-K filed on March 21, 1990).

      10.3* Supplemental Executive Retirement Plan as presently in effect (Incorporated by reference to Exhibit 10.5 to the Registrant's
                Annual Report on Form 10-K filed on March 28,
                1991, Exhibit 10.4 to the Registrant's Annual
                Report on Form 10-K filed on March 29, 1993, and Exhibits 10.4A and 10.3A to the Registrant's Quarterly Reports on Form 10-Q filed on September 13, 1994 and September 2,
                1997, respectively).

      10.4*     Agreement, dated March 26, 1999, between the
                Registrant and Terry A. Noonan and his spouse concerning, among other things, his retirement and resignation as a director and officer.

      10.5* Form of Indemnity Agreement with each of the directors and officers of the Registrant
                (Incorporated by reference to Exhibit C to the Registrant's definitive Proxy Statement filed May 2, 1988).

                                  FURON COMPANY
                                INDEX TO EXHIBITS

REGULATION S-K                                                      SEQUENTIAL
 ITEM NUMBER                                                        PAGE NUMBER
--------------                                                      -----------
      10.6*     Form of Change-in-Control Agreement between
                the Registrant and each of its executive
                officers (Incorporated by reference to
                Exhibit 10.6 to the Registrant's Quarterly
                Report on Form 10-Q filed on May 30, 1997).

      10.7*     Deferred Compensation Plan as amended
                (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form
                10-Q filed on December 11, 1998).

      10.8*     Economic Value Added (EVA) Incentive
                Compensation Plan as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's
                Quarterly Report on Form 10-Q filed on May
                29, 1998).

      10.9*     1995 Stock Incentive Plan as amended
                (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement filed May 1, 1995, Exhibit 10.12A to the
                Registrant's Annual Report on Form 10-K filed
                March 28, 1997 and Exhibits 10.12B and 10.9A to the Registrant's Quarterly Reports on Form
                10-Q filed September 2, 1997, and December
                11, 1998, respectively).

      10.10* Option Gain Deferral Program (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q filed on December 11, 1998).

      10.11     1993 Non-Employee Directors' Stock
                Compensation Plan as amended (Incorporated by reference to Exhibits 10.12, 10.12A and 10.11A to the Registrant's Quarterly Reports on Form 10-Q filed on June 2, 1994, August
                24, 1995 and September 2, 1997,
                respectively).

      10.12 First Amended and Restated Credit Agreement, dated as of March 27, 1997, by and among the Registrant, the Lenders party thereto, and co-agents, documentation agent, swing line lender and administrative agent, and arranging agent named therein (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed May 30, 1997).

      10.13     Amendment No. 1, dated as of February 3,
                1998, to Exhibit 10.12 (Incorporated by
                reference to Exhibit 10.13 to the
                Registrant's Annual Report on Form 10-K filed
                April 9, 1998).

                                  FURON COMPANY
                                INDEX TO EXHIBITS

REGULATION S-K                                                      SEQUENTIAL
 ITEM NUMBER                                                        PAGE NUMBER
--------------                                                      -----------
      10.14     Purchase Agreement, dated as of February 26,
                1998, by and among Furon Company and Lehman
                Brothers Inc., Bear, Stearns & Co. Inc. and
                BNY Capital Markets, Inc. (Incorporated by
                reference to Exhibit 10.14 to the
                Registrant's Annual Report on Form 10-K filed
                April 9, 1998).

      10.15     Registration Rights Agreement, dated as of
                March 4, 1998, by and among Furon Company and
                Lehman Brothers Inc., Bear Stearns & Co. Inc.
                and BNY Capital Markets, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed
                April 9, 1998).

       21       Subsidiaries of the Registrant

       23       Consent of Independent Auditors


       27       Financial Data Schedule





                * A management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 23, 1999 by the undersigned, thereunto duly authorized.

                                        FURON COMPANY

                                        By:  /S/ MONTY A. HOUDESHELL
                                             ----------------------------------
                                             Monty A. Houdeshell
                                             Vice President and Chief Financial
                                             Officer

                                        /S/  DAVID L. MASCARIN
                                             ----------------------------------
                                             David L. Mascarin
                                             Controller

                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints J. Michael Hagan and Monty A. Houdeshell as attorneys-in-fact and agents, each acting alone, to execute and file with the applicable regulatory authorities any amendment to this report on his behalf individually and in each capacity stated below.


         NAME                                TITLE                              DATE
         ----                                -----                              ----
/S/ J. MICHAEL HAGAN              Chairman of the Board and President       March 23, 1999
--------------------------        (Principal Executive Officer)
J. Michael Hagan

/S/ MONTY A. HOUDESHELL           Vice President and Chief Financial        March 23, 1999
--------------------------        Officer
Monty A. Houdeshell

/S/ DAVID L. MASCARIN             Controller                                March 23, 1999
--------------------------
David L. Mascarin

/S/ COCHRANE CHASE                Director                                  March 23, 1999
--------------------------
Cochrane Chase

/S/ PETER CHURM                   Chairman Emeritus                         March 23, 1999
--------------------------
Peter Churm

/S/ WILLIAM D. CVENGROS           Director                                  March 23, 1999
--------------------------
William D. Cvengros

/S/ BRUCE E. RANCK                Director                                  March 23, 1999
--------------------------
Bruce E. Ranck

/S/ WILLIAM C. SHEPHERD           Director                                  March 23, 1999
--------------------------
William C. Shepherd

/S/ R. DAVID THRESHIE             Director                                  March 23, 1999
--------------------------
R. David Threshie

                                  FURON COMPANY
                                INDEX TO EXHIBITS

REGULATION S-K                                                       SEQUENTIAL
 ITEM NUMBER                                                         PAGE NUMBER
--------------                                                       -----------
        3       Restated Articles of Incorporation as amended
                (Incorporated by reference to Exhibits 3 and 3A
                to the Registrant's Annual Reports on Form 10-K
                filed on April 7, 1994 and April 9, 1998,
                respectively).

       3.1 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant's
                Annual Report on Form 10-K filed on April 7,
                1994 and Exhibits 3.2 and 3.1A to the
                Registrant's Quarterly Reports on Form 10-Q filed on September 13, 1994 and September 11,
                1998, respectively).

       4.1 Rights Agreement as amended (Incorporated by reference to Exhibit 2.1 to the Registrant's
                Registration Statement on Form 8-A filed March
                22, 1989, and Exhibit 4.1 to the Registrant's
                Annual Report of Form 10-K filed on April 28,
                1992).

       4.2 Indenture dated as of March 4, 1998 by and between Furon Company and The Bank of New York, as Trustee (Incorporated by reference to Exhibit
                4.2 to the Registrant's Annual Report on Form
                10-K filed April 9, 1998).

      10.1*     1982 Stock Incentive Plan, as amended
                (Incorporated by reference to Exhibits 10.1, 10.1A and 10.1A to the Registrant's Quarterly
                Reports on Form 10-Q filed on September 13,
                1994, September 2, 1997 and December 11, 1998, respectively).

      10.2*     Employee Relocation Assistance Plan as amended
                (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 21, 1990).

      10.3* Supplemental Executive Retirement Plan as presently in effect (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual
                Report on Form 10-K filed on March 28, 1991,
                Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 1993, and
                Exhibits 10.4A and 10.3A to the Registrant's
                Quarterly Reports on Form 10-Q filed on
                September 13, 1994 and September 2, 1997, respectively).

      10.4*     Agreement, dated March 26, 1999, between the
                Registrant and Terry A. Noonan and his spouse concerning, among other things, his retirement and resignation as a director and officer.

      10.5* Form of Indemnity Agreement with each of the directors and officers of the Registrant
                (Incorporated by reference to Exhibit C to the Registrant's definitive Proxy Statement filed
                May 2, 1988).

                                  FURON COMPANY
                                INDEX TO EXHIBITS

REGULATION S-K                                                       SEQUENTIAL
 ITEM NUMBER                                                         PAGE NUMBER
--------------                                                       -----------
      10.6*     Form of Change-in-Control Agreement between the
                Registrant and each of its executive officers
                (Incorporated by reference to Exhibit 10.6 to
                the Registrant's Quarterly Report on Form 10-Q
                filed on May 30, 1997).

      10.7*     Deferred Compensation Plan as amended
                (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed on December 11, 1998).

      10.8*     Economic Value Added (EVA) Incentive
                Compensation Plan as amended (Incorporated by reference to Exhibit 10.8 to the Registrant's
                Quarterly Report on Form 10-Q filed on May 29,
                1998).

      10.9*     1995 Stock Incentive Plan as amended
                (Incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement filed
                May 1, 1995, Exhibit 10.12A to the Registrant's
                Annual Report on Form 10-K filed March 28, 1997 and Exhibits 10.12B and 10.9A to the Registrant's Quarterly Reports on Form 10-Q filed September 2, 1997, and December 11, 1998, respectively).

      10.10* Option Gain Deferral Program (Incorporated by reference to Exhibit 10.16 to the Registrant's
                Quarterly Report on Form 10-Q filed on December
                11, 1998).

      10.11     1993 Non-Employee Directors' Stock Compensation
                Plan as amended (Incorporated by reference to Exhibits 10.12, 10.12A and 10.11A to the
                Registrant's Quarterly Reports on Form 10-Q filed on June 2, 1994, August 24, 1995 and
                September 2, 1997, respectively).

      10.12 First Amended and Restated Credit Agreement, dated as of March 27, 1997, by and among the Registrant, the Lenders party thereto, and co-agents, documentation agent, swing line lender and administrative agent, and arranging agent named therein (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly
                Report on Form 10-Q filed May 30, 1997).

      10.13 Amendment No. 1, dated as of February 3, 1998, to Exhibit 10.12 (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed April 9, 1998).

                                  FURON COMPANY
                                INDEX TO EXHIBITS

REGULATION S-K                                                       SEQUENTIAL
 ITEM NUMBER                                                         PAGE NUMBER
--------------                                                       -----------
      10.14     Purchase Agreement, dated as of February 26,
                1998, by and among Furon Company and Lehman
                Brothers Inc., Bear, Stearns & Co. Inc. and BNY
                Capital Markets, Inc. (Incorporated by reference
                to Exhibit 10.14 to the Registrant's Annual
                Report on Form 10-K filed April 9, 1998).

      10.15     Registration Rights Agreement, dated as of March
                4, 1998, by and among Furon Company and Lehman
                Brothers Inc., Bear Stearns & Co. Inc. and BNY
                Capital Markets, Inc. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual
                Report on Form 10-K filed April 9, 1998).

       21       Subsidiaries of the Registrant

       23       Consent of Independent Auditors


       27       Financial Data Schedule





                * A management contract or compensatory plan or arrangement.