Form 10-Q
period 1999-05-01
FURON CO
filed 1999-06-11
CIK 37755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED MAY 1, 1999


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


                               Yes [X]    No [ ]

   Number of shares of common stock outstanding as of June 9, 1999: 18,444,776

                                  FURON COMPANY


                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
                May 1, 1999 and January 30, 1999                           3

             Condensed Consolidated Statements of Income
                Three months ended May 1, 1999 and
                May 2, 1998                                                5

             Condensed Consolidated Statements of Cash Flows
                Three months ended May 1, 1999 and May 2, 1998             6

             Notes to Condensed Consolidated Financial Statements          7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       13

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk   23



PART II - OTHER INFORMATION                                               24
---------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           May 1,      January 30,
In thousands                                                                1999          1999
--------------------------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and cash equivalents ..................................      $      --       $   1,358
      Accounts receivable, less allowance for doubtful accounts of
         $2,180 at May 1, 1999 and $2,232 at January 30, 1999 ....         73,897          81,885
      Inventories, net ...........................................         56,052          53,650
      Income taxes recoverable ...................................           --             3,368
      Deferred income taxes ......................................          6,983           6,625
      Prepaid expenses and other current assets ..................          5,288           4,955
                                                                        ---------       ---------
Total current assets .............................................        142,220         151,841
Property, plant & equipment, at cost:
      Land .......................................................          6,709           6,711
      Buildings and leasehold improvements .......................         34,663          33,341
      Machinery and equipment ....................................        173,200         171,986
                                                                        ---------       ---------
                                                                          214,572         212,038
      Less accumulated depreciation and amortization .............       (106,825)       (103,395)
                                                                        ---------       ---------
Net property, plant and equipment ................................        107,747         108,643
Intangible assets, at cost less accumulated amortization of ......         87,804          89,695
   $40,606 at May 1, 1999 and $39,101 at January 30, 1999
Other assets .....................................................         11,595          11,922
                                                                        ---------       ---------
TOTAL ASSETS .....................................................      $ 349,366       $ 362,101
                                                                        =========       =========


See accompanying notes.

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                  May 1,      January 30,
In thousands, except share data                                    1999          1999
------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Cash, less checks outstanding .........................      $      16       $      --
    Accounts payable ......................................         23,973          26,130
    Salaries, wages and related benefits payable ..........         11,190          14,046
    Income taxes payable ..................................            669            --
    Current portion of long-term debt .....................            497             566
    Accrued interest payable ..............................          1,802           4,373
    Facility rationalization and severance ................          5,590           6,554
    Other current liabilities .............................         13,774          14,649
                                                                 ---------       ---------
Total current liabilities .................................         57,511          66,318
Long-term debt ............................................        138,614         144,707
Other long-term liabilities ...............................         25,975          26,091
Deferred income taxes .....................................         19,169          20,378
Commitments and contingencies .............................             --              --

Shareholders' equity:
    Preferred stock without par value, 2,000,000 shares
       authorized, none issued or outstanding .............             --              --
    Common stock without par value, 30,000,000 shares
       authorized, 18,445,030 shares issued and outstanding
       at May 1, 1999 and 18,421,080 at January 30, 1999 ..         43,082          42,806
    Employee Benefit Trust shares .........................         (2,185)         (1,444)
    Accumulated other comprehensive income ................         (3,663)         (1,691)
    Unearned ESOP shares ..................................         (2,560)         (2,560)
    Unearned compensation .................................           (105)           (124)
    Retained earnings .....................................         73,528          67,620
                                                                 ---------       ---------
Total shareholders' equity ................................        108,097         104,607
                                                                 ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................      $ 349,366       $ 362,101
                                                                 =========       =========



See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three months ended
                                                    -----------------------
                                                     May 1,        May 2,
In thousands, except per share amounts                1999          1998
---------------------------------------------------------------------------
Net sales .....................................   $ 121,437       $ 119,805
Cost of sales .................................      82,462          82,539
                                                  ---------       ---------
Gross profit ..................................      38,975          37,266
Selling, general and administrative expenses ..      27,982          27,561
Other (income), expense .......................        (573)         (1,138)
Interest expense, net .........................       2,966           2,932
                                                  ---------       ---------
Income before income taxes ....................       8,600           7,911
Provision for income taxes ....................       2,709           2,492
                                                  ---------       ---------
Net Income ....................................   $   5,891       $   5,419
                                                  =========       =========
Basic income per share ........................   $    0.32       $    0.30
                                                  =========       =========
Diluted income per share ......................   $    0.32       $    0.29
                                                  =========       =========
Cash dividends per share ......................   $    0.03       $    0.03
                                                  =========       =========




See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Three months ended
                                                                        -------------------------
                                                                           May 1,         May 2,
In thousands                                                                1999           1998
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income ..........................................................   $   5,891       $   5,419
Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation ...................................................       4,414           4,273
     Amortization ...................................................       1,528           1,528
     Provision for losses on accounts receivable ....................          19              70
     Deferred income taxes ..........................................         220            (369)
     Loss on sale of assets .........................................          32              62
Working capital changes, net of acquisitions and disposals:
     Accounts receivable ............................................       7,969           1,790
     Inventories ....................................................      (2,402)         (3,064)
     Accounts payable and accrued liabilities .......................      (4,998)         (4,413)
     Income taxes payable ...........................................       4,038            (564)
     Other current assets and liabilities, net ......................      (4,328)         (1,277)
Changes in other long-term operating assets and liabilities .........        (244)             88
                                                                        ---------       ---------
          Net cash provided by operating activities .................      12,139           3,543

INVESTING ACTIVITIES
     Acquisition of businesses ......................................          --            (115)
     Cash acquired in purchase of business ..........................          --           3,037
     Purchases of property, plant and equipment .....................      (4,121)         (5,166)
     Proceeds from sale of businesses ...............................           9               5
     Proceeds from sale of equipment ................................          19              40
     Increase in note receivable ....................................        (314)           (606)
                                                                        ---------       ---------
          Net cash used in investing activities .....................      (4,407)         (2,805)

FINANCING ACTIVITIES
     Proceeds from long-term debt ...................................         141         134,194
     Principal payments on long-term debt ...........................      (6,059)       (124,341)
     Deferred debt costs ............................................          --          (3,918)
     Employee benefit trust funding .................................        (342)         (1,300)
     Proceeds, net of cancellations, from issuance of common stock ..         276             137
     Dividends paid on common stock .................................        (553)           (549)
                                                                        ---------       ---------
          Net cash provided by (used in) financing activities .......      (6,537)          4,223

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................      (2,553)            444
                                                                        ---------       ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....................      (1,358)          5,405

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................       1,358              --
                                                                        ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $      --       $   5,405
                                                                        =========       =========





See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 1, 1999
                                   (Unaudited)

1. GENERAL

   The accompanying unaudited consolidated financial statements have been condensed in certain respects and should, therefore, be read in conjunction with the consolidated financial statements and related notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. Certain reclassifications have been made to prior year amounts in order to be consistent with the current year presentation.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of May 1, 1999, and the results of operations and cash flows for the three months ended May 1, 1999 and May 2, 1998. Results of the Company's operations for the three months ended May 1, 1999 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

   Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                       May 1,       January 30,
In thousands                            1999            1999
---------------------------------------------------------------
Raw materials and purchased parts ..   $21,445      $21,388
Work-in-process ....................    13,639       12,211
Finished goods .....................    20,968       20,051
                                       -------      -------
                                       $56,052      $53,650
                                       =======      =======


3. INTANGIBLES

   Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:


                              May 1,    January 30,
In thousands                   1999        1999
---------------------------------------------------
Goodwill .................   $62,953      $64,297
Other intangible assets ..    24,851       25,398
                             -------      -------
                             $87,804      $89,695
                             =======      =======

                                  FURON COMPANY
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 1, 1999
                                   (Unaudited)


4. LONG-TERM DEBT

   Long-term debt is summarized as follows:

                                        May 1,       January 30,
In thousands                             1999            1999
----------------------------------------------------------------
Senior Subordinated Notes ........      $125,000      $125,000
Loans under bank credit agreements
    due through fiscal 2002 ......        10,000        16,000
Industrial Revenue Bonds .........         3,600         3,600
Other ............................           511           673
                                        --------      --------
Total long-term debt .............       139,111       145,273
Less current portion .............           497           566
                                        --------      --------
Due after one year ...............      $138,614      $144,707
                                        ========      ========


   For the three months ended May 1, 1999, the weighted average interest rate on the loans under the credit facility agreement was 5.5%.

   Interest paid for the three months ended May 1, 1999 and May 2, 1998 was $5.4 million and $2.0 million, respectively.

5. INCOME TAXES

   The Company's effective tax rate for the three months ended May 1, 1999 was 31.5% as compared with 31.5% for the same period in the prior year.

   Income taxes paid for the three months ended May 1, 1999 and May 2, 1998 were $0.2 million and $2.1 million, respectively.

6. CONTINGENCIES

   At May 1, 1999, the Company had approximately $3.8 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. Net unrealized losses from hedging activities were not material as of May 1, 1999.

   At May 1, 1999, the Company is obligated under irrevocable letters of credit totaling $5.9 million.

   The Company is currently involved in various litigation. While no assurance can be given, management of the Company is of the opinion that the ultimate resolution of such litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

                                 FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  May 1, 1999
                                  (Unaudited)

6. CONTINGENCIES (CONTINUED)

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

   As of May 1, 1999, the Company's reserves for environmental matters totaled approximately $1.5 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including certain "superfund" waste disposal sites. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its current environmental reserves should be sufficient to cover most, if not all, of the Company's aggregate liability for these matters and, while no assurance can be given, it does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 1, 1999
                                   (Unaudited)

7. SHAREHOLDERS' EQUITY

   Earnings Per Share


   The calculation of earnings per share is presented below:

                                                           Three Months Ended
                                                   ----------------------------------
                                                      May 1,                May 2,
In thousands, except share and per share amounts       1999                  1998
-------------------------------------------------------------------------------------
Net income ............................            $     5,891            $     5,419
                                                   ===========            ===========
Weighted average shares outstanding for
    basic income per share ............             18,142,416             18,032,374
                                                   -----------            -----------
Effect of dilutive securities:
Employee stock options and awards .....                373,194                669,146
                                                   -----------            -----------
Weighted average shares outstanding for
   diluted income per share ...........             18,515,610             18,701,520
                                                   -----------            -----------
Basic income per share ................            $      0.32            $      0.30
                                                   ===========            ===========
Diluted income per share ..............            $      0.32            $      0.29
                                                   ===========            ===========


   Employee Benefits Trust

   On March 24, 1998, the Company entered into an Employee Benefits Trust (the "Trust") with Wachovia Bank, N.A., Trustee. The Trust was established to provide a source of funds to assist the Company in meeting obligations under various employee benefit plans. During the three months ended May 1, 1999, the Company contributed approximately $0.3 million to the Trust to purchase shares of the Company's common stock on the open market. During the first three months of fiscal year 2000, the Trust purchased 25,932 shares of common stock at an average cost of $13.34 per share (122,016 shares held at May 1, 1999). Also, during the first quarter of fiscal year 2000, the Trust released 14,219 shares of common stock to plan participants in connection with the annual incentive plan awards.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 1, 1999
                                   (Unaudited)

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

   The components of comprehensive income, net of related tax, are as follows:

                                                Three Months Ended
                                              -----------------------
                                               May 1,          May 2,
In thousands                                    1999            1998
---------------------------------------------------------------------
Net income .............................      $ 5,891       $ 5,419
Foreign currency translation
  adjustments ..........................       (1,972)          766
                                              -------       -------
Comprehensive income ...................      $ 3,919       $ 6,185
                                              =======       =======

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   May 1, 1999
                                   (Unaudited)

9. SEGMENT INFORMATION

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

   Sales, operating profit, interest expense, net and identifiable assets are set forth in the following table:


                                           Commercial        Medical
In thousands                                Products      Device Products       Adjustments     Consolidated
------------------------------------------------------------------------------------------------------------
Three months ended May 1, 1999
---------------------------------
Sales to unaffiliated customers ..          $ 93,375          $ 28,062                            $121,437
Operating profit .................             7,972             3,021                              10,993
Interest expense, net ............                --                --          $  2,966             2,966
Identifiable assets ..............           202,385           146,981                             349,366

Three months ended May 2, 1998
---------------------------------
Sales to unaffiliated customers ..          $ 97,974          $ 21,831                            $119,805
Operating profit .................             9,593               112                               9,705
Interest expense, net ............              --                --            $  2,932             2,932
Identifiable assets ..............           220,117           155,296                             375,413

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis is based upon and should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto. The Company's fiscal 2000 first quarter ended May 1, 1999 and fiscal 1999 first quarter ended May 2, 1998. The fiscal 2000 and 1999 quarters each consisted of 13 weeks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 1, 1999 COMPARED WITH THREE MONTHS ENDED MAY 2, 1998

Net Sales. Consolidated net sales of $121.4 million for the three months ended May 1, 1999 ("FY 2000 Period") increased $1.6 million, from $119.8 million for the three months ended May 2, 1998 ("FY 1999 Period"). The increase in net sales was the result of increased sales of medical device products, more than offsetting lower commercial product sales.

Gross Profit. Gross profit of $39.0 million in the FY 2000 Period increased $1.7 million, or 4.6%, from $37.3 million in the FY 1999 Period. The gross profit margin increased to 32.1% in the FY 2000 Period from 31.1% in the FY 1999 Period. The increase was due to higher volume in the medical device products segment more than offsetting the impact of lower volumes in the commercial products segment.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses of $28.0 million in the FY 2000 Period increased $0.4 million, or 1.5%, from $27.6 million in the FY 1999 Period. SG&A expenses as a percentage of net sales was 23.0% in the FY 2000 Period, unchanged from 23.0% in the FY 1999 Period. The general and administrative dollar increase was mainly the result of higher costs incurred in general insurance, relocation and the full quarter impact of the April 1998 acquisition of Corotec GmbH, partially offset by decreased legal and bad debt expenses. Slightly lower selling and product development costs were also recorded.

Other Income. Other income of $0.6 million in the FY 2000 Period decreased $0.5 million, from $1.1 million in the FY 1999 Period. The decrease was primarily the net result from the absence of gains realized in the prior year, and reduced licensee fees.

Interest Expense, Net. Interest expense, net of $3.0 million for the FY 2000 Period remained relatively flat compared to $2.9 million in the FY 1999 Period. This was the result of the Company's reduction in overall debt offset by a higher interest rate associated with the Company's subordinated debt, as compared to its previous financing source.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Income Before Income Taxes. Income before income taxes of $8.6 million in the FY 2000 Period increased $0.7 million, or 8.7%, from $7.9 million in the FY 1999 Period. This improvement was generally the result of higher volumes and improved margin, somewhat offset by slightly higher operating expenses and lower other income, net from the Medical Device segment.

Provision for Income Taxes. The Company's effective tax rate for both the FY 2000 and FY 1999 Period was 31.5%.

SEGMENT RESULTS

The Company operates in two business segments: Commercial Products, including highly engineered seals and bearings, fluid handling components, tapes, films and coated fabrics, hose and tubing, wire and cable, and plastic formed components; and Medical Device Products, including critical care products, infusion systems for medical and surgical applications. For additional financial information about industry segments see Note 9 of the "Notes to Condensed Consolidated Financial Statements" contained herein.

Commercial Products

                       May 1,        May 2,
In thousands            1999          1998
-------------------------------------------
Sales .............   $93,376      $97,974
Operating profit ..     7,972        9,593

Net Sales. Commercial Products net sales for the FY 2000 Period decreased $4.6 million, or 4.7% from the FY 1999 Period. Domestically, net sales were strong in several of the markets the Company serves including the truck, telecommunications, coatings and industrial machinery markets. Improved demand is beginning to be realized in the semiconductor market with double-digit growth over the same period for the prior year. General softness in industrial processing, commercial aircraft and material technology contributed to lower shipments of products. Over the same period of the prior year, European sales were down 11.8%, primarily from transportation and beverage hose markets. Currency fluctuation was not a factor in this deterioration.

Gross Profit. The gross profit margin for the FY 2000 Period was 29.5%, a decrease from 29.7% in the FY 1999 Period. This was the net result of lower material costs, more than offset by fixed overhead increases of 0.6% of sales; although in terms of dollars actual spending was reduced slightly. Categories impacted in fixed overhead spending were increased depreciation, salaries, and relocation expense, partially offset by reductions in workers compensation, and general insurance expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales increased 1.0% to 21.0% for the FY 2000 Period, from the FY 1999 Period. This was principally the result of lower sales volumes. Actual expenses increased less than $0.1 million, due to higher general and administrative expenses in performance based incentive compensation, benefits, insurance and relocation, somewhat offset by lower legal and bad debt expense. Additionally, slightly lower selling and research and development costs were recorded.

Operating Profit. Operating profit decreased 16.9% to $8.0 million for the FY 2000 Period, from $9.6 million in the FY 1999 Period. The reduction in profitability reflects lower net sales volumes and associated margins, and slightly higher operating expenses.

Medical Device Products

                        May 1,        May 2,
In thousands             1999          1998
---------------------------------------------
Sales .............     $28,062      $21,831
Operating profit ..       3,021          112


Net Sales. Net sales for the FY 2000 Period increased $6.2 million or 28.5% over the FY 1999 Period. Domestically, contributing factors included increased demand in the pressure monitoring and fluid and drug product lines, somewhat offset by softness in infusion systems and vascular access volume. Improved demand in Europe across most product lines, along with the impact of the Corotec GmbH acquisition resulted in a 47.1% increase in sales (a 46.1% increase after removing the effect of foreign currency exchange rate changes) over the same period the prior year.

Gross Profit. The gross profit margin for the FY 2000 Period was 40.6% compared to 37.2% in the FY 1999 Period. The improvement in margin was the net result of higher volume and spending controls in variable and fixed overhead, partially offset by product mix. In addition, start up costs incurred in the FY 1999 Period, in connection with the move of two production facilities from California to Ohio, were not repeated in the FY 2000 Period.

Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales for the FY 2000 and FY 1999 Periods, was 29.8% and 36.7%, respectively. Actual expenses for the FY 2000 Period were up slightly over the FY 1999 Period. The increase in general and administrative expense is the net result of the full quarter effect of the Corotec GmbH acquisition. Additionally, slightly lower selling and research and development costs were recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Operating Profit. Operating profit increased over 25 fold to $3.0 million for the FY 2000 Period, from $0.1 million in the FY 1999 Period. This increase reflects significantly higher net sales volumes and margins, slightly offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at May 1, 1999. The ratio of current assets to current liabilities was 2.5 to 1.0, an increase from 2.3 to
1.0 at January 30, 1999. Net working capital of $84.7 million decreased by $0.8 million from January 30, 1999.

Cash Provided by Operating Activities. Cash provided by operating activities for the FY 2000 Period increased to $12.1 million from $3.5 million the same period prior year. This increase was primarily due to an increase in collections of accounts receivable of $6.2 million, an increase of $4.6 million in income taxes payable due to the ability of the Company to defer payments for the current fiscal year to subsequent quarters, and net changes in working capital and other long-term assets and liabilities.

Cash Used in Investing Activities. Cash used in investing activities for the FY 2000 Period of $4.4 million increased $1.6 million from the same period of the prior year. This change was due primarily to the acquisition of Corotec GmbH during the FY 1999 Period. Cash used in investing activities for the FY 1999 Period included cash balances of $3.0 million obtained in the acquisition. During the FY 2000 Period, the Company invested $4.1 million in renovation of existing facilities, leasehold improvements and the replacement of existing equipment. Capital expenditures for the FY 2000 Period decreased $1.1 million from $5.2 million in the FY 1999 Period.

The Company believes that it generates sufficient cash flow from its operations to finance near and long-term internal growth and capital expenditures and to make principal and interest payments on its loans payable to banks and the senior subordinated notes. The Company continually evaluates its employment of capital resources, including asset management and other sources of financing.

YEAR 2000 READINESS DISCLOSURE

        THE STATEMENTS SET FORTH BELOW ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND DISCLOSURE ACT AND INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND ARE EXPRESSLY QUALIFIED AS DESCRIBED BELOW UNDER "STATEMENT REGARDING FORWARD LOOKING DISCLOSURE."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

        THE YEAR 2000 PROBLEM

        The so-called "Year 2000 (or Y2K) Problem" arises from information and non-information technology systems, equipment and products that process date/time data and concerns their ability to do so accurately, including calculating, comparing and sequencing data from, into and between the twentieth and twenty-first centuries, the years 1999 and 2000, and leap years. A system, equipment or product that processes date/time data will be considered "Year 2000 (or Y2K) compliant" if it is able to accurately process the date/time data in all material respects. Similarly, a third party upon which the Company depends will be considered Y2K compliant if its relevant internal and external systems, equipment, products and services are Y2K compliant. The failure of the Company's date/time dependent systems, equipment or products, or those of a third party upon which it depends, to be Y2K compliant could affect the Company's ability to conduct its business in the ordinary course which, in turn, could have a material adverse effect on the Company's business, financial condition or results of operations.

        OVERVIEW OF THE COMPANY'S Y2K READINESS PROGRAM

        The Company first began addressing the Y2K Problem in 1994 in connection with a reorganization of its operations. Since then, to implement the new organization and assimilate subsequent acquisitions and other changes, the Company has replaced substantially all of its information technology systems and equipment with new items that are Y2K compliant. In 1997, the Company formed a cross-functional Year 2000 Compliance Team which began to develop and implement its current Y2K Readiness Program covering all of the areas described below. Today, all of the Company's business functions are involved in a comprehensive effort to minimize, if not in some cases eliminate, the Year 2000 Problem as it impacts their internal and external customers.

        The Company has generally divided its Program into three phases to address the Year 2000 Problem, with a particular emphasis given to "mission critical" systems, equipment, and suppliers and other third parties. The Company defines a "mission critical" system or equipment as one which must be working properly to enable the Company to meet commitments to customers or other third parties in a timely manner and without having to materially increase costs. A "mission critical" supplier or other third party is one where it is reasonably likely that if they fail to supply their products or services timely and completely due to their Y2K problems or those of a third party upon which they depend, it would materially delay the Company's product/service delivery schedule, materially increase the Company's costs or otherwise have a material adverse effect on the Company. The three phases of the Company's Y2K Readiness Program generally are:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

        o Inventory and Assessment. Identify all of the Company's systems, equipment, products, suppliers and other relevant third parties potentially impacted by the Y2K Problem, determine which of them are mission critical and determine the likely nature and extent that mission critical items and entities and selected others will be impacted.

        o Remediation and Validation. Make the necessary changes to make mission critical and selected other items Y2K compliant. For the Company's mission critical systems and equipment, perform systems testing to ensure they are Y2K compliant and for selected mission critical suppliers and other relevant third parties, independently audit their relevant operations to confirm Y2K compliance.

        o Contingency Planning. Determine the need for a contingency plan for mission critical items and develop a plan for those that are selected.

        PRODUCTS

        The products currently offered for sale by the Company either are not designed to process date/time data or are not functionally dependent on that data and, thus, there are no material Y2K Problems with respect to the performance of any of them. Similarly, the Company believes that there are no material Y2K Problems with respect to the performance of any of its past products that are likely to still be in use.

        INFORMATION TECHNOLOGY SYSTEMS AND EQUIPMENT

        The status of the Company's Program with respect to its "Information Technology Systems and Equipment" (i.e., all of its (1) business information systems (applications, utility, systems management tools and operating system software programs; middleware; firmware; hardware (including mid-range, mini-and personal computers, servers and related BIOS, other chips and microcode)) and (2) technical infrastructure (network, intranet- and internet-related, and telecommunications equipment and related software programs)) is as follows:

        o Inventory and Assessment. Completed.

        o Remediation and Validation. Completed.

        o Contingency Planning. In progress; scheduled to be completed by June 30, 1999. The plan is expected to include provisions for (1) redundant U.S. system backups on December 31, 1999 at two separate locations,
          (2) manual systems that do not rely on computers and (3) "swat" teams which starting Saturday, January 1, 2000, will be either at each site or on standby and who will be selectively re-testing mission critical items. The Company also has designated Monday, January 3, 2000, as one of its New Year's holidays to provide additional time for the swat teams to remediate potential Y2K failures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

        NON-INFORMATION TECHNOLOGY SYSTEMS AND EQUIPMENT

        The status of the Company's Program with respect to its "Non-Information Technology Systems and Equipment" (i.e., all of its systems and equipment which are not "Information Technology Systems and Equipment, including: machinery and equipment used in the research, development, testing, servicing or production of its products; elevators; plant heating, cooling and other non-IT systems; emissions and other pollution control systems; fire; security systems; etc.) is as follows:

        o Inventory and Assessment. Completed.

        o Remediation and Validation. Over 95% complete with remainder to be completed by June 30, 1999.

        o Contingency Planning. In progress; scheduled to be completed by the beginning of September 1999. The plan is expected to include provisions similar to those for the Information Technology Systems and Equipment.

        SUPPLIERS

        The status of the Company's Program with respect to its "Suppliers" (i.e., all third party raw material and other suppliers, vendors, utilities (electric, water, trash, gas, etc.), telecommunication providers, transportation services, and other non-governmental third parties upon whose products or services the Company depends to conduct its business (excluding distributors and independent sales representatives which are discussed below)) is as follows:

        o Inventory and Assessment. The Company has identified all of its mission critical Suppliers and requested Y2K compliance assurances from each of them. Over 75% have stated they expect to be Y2K compliant at varying times prior to January 1, 2000, with almost half of those indicating they are currently compliant. The Company is following up with all of those who have not responded or indicated an expected compliance date.

        o Remediation and Validation. So far, none of the Company's mission critical Suppliers have stated they will not be Y2K compliant. The Company is in the process of performing a subjective risk assessment of its mission critical Suppliers (excluding utilities and telecommunication providers) who are sole or limited source, are thinly capitalized, have indicated a stated Y2K compliance date later than June 30, 1999, or have not stated they will be Y2K compliant by December 31, 1999. Based on that assessment, the Company will seek to selectively audit those that it believes pose the greatest risk and depending on the results of the risk assessment and audit, either seek to replace them or develop a contingency plan that reduces the risk to an acceptable level. The Company expects to complete most of these audits by June 30, 1999 and the remainder in July 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

        o Contingency Planning. The Company intends to develop a written contingency plan for each mission critical Supplier which it believes poses a significant risk. The Company expects to complete preliminary contingency plans for most of these Suppliers by June 30, 1999 and the remainder in July 1999 and then refine and finalize them over the balance of the year. For those who are raw material Suppliers, the contingency plans are expected to involve principally the stockpiling in the months before January 1, 2000 of varying levels of the raw material depending on the degree of perceived risk. Depending on the circumstances, other raw material and service Supplier contingencies may include using other compliant Suppliers or raw materials/services which are already qualified as secondary sources or qualifying new material/services from existing or new compliant Suppliers. The Company also intends to develop contingency plans for isolated Y2K failures of its utilities or telecommunication providers, which in addition to the items described above for the Company's systems and equipment, are primarily expected to involve identifying alternative sources, if possible. However, the Company does not intend to develop or implement further contingency plans for extended or widespread local, regional or national utility or telecommunication provider failures. The Company believes that even if it is possible to develop effective plans for those risks, they would require significant expenditures that, in the Company's view, are not warranted in light of the perceived risk and potential benefits.

        DISTRIBUTORS AND INDEPENDENT SALES REPRESENTATIVES

        The Company is in the process of surveying its authorized distributors and independent sales representatives to determine their state of Y2K readiness. The Company expects to complete this assessment by December 31, 1999. In the event a distributor or independent sales representative is not Y2K compliant and, as a result, is materially unable to perform services for the Company in the ordinary course, the Company may replace them or seek to sell direct.

        CUSTOMERS

        The Company is in the processing of determining the state of Y2K readiness of customers representing over half of its annual net sales for each of its segments. For those that are public companies, the Company is reviewing their public filings to determine their state of readiness. The Company also intends to survey certain of its key customers directly to determine their state of Y2K readiness. The Company expects to complete this assessment by December 31, 1999. For the year ended January 30, 1999, no single customer accounted for more than 4% or 8%, respectively, of the Company's net sales of Commercial and Medical Device products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

        COSTS

        The Company estimates that to date it has directly incurred the following costs to address the Y2K Problem: (1) approximately $200,000 of capital expenditures and other out-of-pockets costs; (2) an undetermined amount for internal time; and (3) miscellaneous communications (postage, fax, etc.) and other immaterial costs. In addition, the Company expended approximately $9 million between 1994 and 1998 replacing Information Technology Systems and Equipment with systems and equipment that are Y2K compliant and has expended approximately $1.7 million, and expects to have recurring operating costs of approximately $1.1 million per year, to lease upgraded personal computers. However, these latter expenditures and operating costs were scheduled to occur without regard to the Y2K Problem or the Company's Program.

        RISKS

        The Company believes that the most significant Y2K-related risks it faces include (1) unanticipated Supplier failures, especially involving breakdowns of utilities or transportation or telecommunications services, (2) foreign or domestic customs failures, (3) other foreign or domestic government failures, (4) failures of foreign or domestic banking or financial systems, (5) any other failures beyond our reasonable control and (6) unanticipated failures on our part to address Y2K-related issues. The most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from production and shipping delays caused by Y2K-related disruptions and the potential costs of related legal proceedings. The degree of sales loss and associated costs would likely depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. However, subject to the risks and other cautionary statements noted above and elsewhere in this document, at this time the Company does not anticipate that the Y2K Problem will have a material adverse effect on the Company's business, financial condition or results of operation, although no assurance to that effect can be given.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EURO CONVERSION (CONTINUED)

Transition to the euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. The increased price transparency resulting from the use of a single currency may affect the ability of the Company to price its products differently in the various European markets. For the quarter ended May 1, 1999, approximately 16% of the Company's net sales were made to countries that have agreed to adopt the euro as their currency. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the euro, as well as conversion of bank accounts and other treasury and cash management activities.

While the Company is still in the process of assessing potential issues caused by conversion to the euro and possible ways to resolve those issues, based on the information currently available to it, the Company does not expect that conversion to the euro will have a material adverse impact on its results of operations, financial position or liquidity.

OTHER CONTINGENCIES

For information regarding environmental matters and other contingencies, see
Note 6 of the "Notes to Condensed Consolidated Financial Statements" and the "Risk Factors" section of the Company's 1999 Annual Report on Form 10-K.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements that include the words "believes," "expects," "anticipates," or similar expressions and statements relating to anticipated cost savings, the Company's Year 2000 readiness effort and progress toward that goal, the Company's Year 2000 Readiness Disclosure, Euro conversion, Quantitative and Qualitative Disclosures About Market Risk, the Company's strategic plans, capital expenditures, industry trends and prospects and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. For a more complete discussion of risk factors, please refer to the "Risk Factors" section of the Company's 1999 Annual Report on Form 10-K. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q and cautionary statements and the "Risk Factors" section in the Company's 1999 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risk disclosures set forth in the Company's 1999 Annual Report on Form 10-K have not changed significantly through the quarter ended May 1, 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

        10.3A* Amendments 1999-1 and 1999-2 to Supplemental Executive Retirement
               Plan

        27     Financial Data Schedule.

        (b) Reports on Form 8-K:

            The Company filed a Form 8-K on April 30, 1999 reporting the adoption of a new shareholder rights plan that will replace its current shareholder rights plan which expires on May 31, 1999.





           * A management contract or compensatory plan or agreement.

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



                                  FURON COMPANY

                                   REGISTRANT





/s/ MONTY A. HOUDESHELL                     /s/ DAVID L. MASCARIN
---------------------------------------     ------------------------------------
Monty A. Houdeshell                         David L. Mascarin
Vice President, Chief Financial Officer     Controller




June 9, 1999

                                 EXHIBIT INDEX


        10.3A* Amendments 1999-1 and 1999-2 to Supplemental Executive Retirement
               Plan

        27     Financial Data Schedule.



           * A management contract or compensatory plan or agreement.