Form 10-Q
period 1999-07-31
FURON CO
filed 1999-09-03
CIK 37755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 000-8088

                                  FURON COMPANY
             (Exact name of registrant as specified in its charter)

California                                                           95-1947155
----------------------------------------                    -------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)


29982 Ivy Glenn Drive
Laguna Niguel, CA                                                         92677
----------------------------------------                     ------------------
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

 Number of shares of common stock outstanding as of August 31, 1999: 18,508,997

                                 FURON COMPANY

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I - FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
                 July 31, 1999 and January 30, 1999                         3

            Condensed Consolidated Statements of Income
                 Three months and six months ended July 31, 1999 and
                 August 1, 1998                                             5

            Condensed Consolidated Statements of Cash Flows
                 Three months and six months ended July 31, 1999 and
                 August 1, 1998                                             6

            Notes to Condensed Consolidated Financial Statements            7

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk     24


PART II - OTHER INFORMATION                                                25
---------------------------


ITEM 1.  FINANCIAL STATEMENTS

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                         July 31,      January 30,
In thousands                                                               1999           1999
-------------------------------------------------------------------------------------------------
ASSETS

Current assets:

        Cash and cash equivalents                                        $   2,927      $   1,358
        Accounts receivable, less allowance for doubtful accounts of        72,630         81,885
           $1,920 at July 31, 1999 and $2,232 at January 30, 1999
        Inventories, net                                                    60,606         53,650
        Income taxes recoverable                                             2,737          3,368
        Deferred income taxes                                                5,975          6,625
        Prepaid expenses and other current assets                            5,782          4,955
                                                                         ---------      ---------

Total current assets                                                       150,657        151,841

Property, plant & equipment, at cost:

        Land                                                                 6,711          6,711
        Buildings and leasehold improvements                                35,316         33,341
        Machinery and equipment                                            176,127        171,986
                                                                         ---------      ---------
                                                                           218,154        212,038

        Less accumulated depreciation and amortization                    (111,298)      (103,395)
                                                                         ---------      ---------

Net property, plant and equipment                                          106,856        108,643

Intangible assets, at cost less accumulated amortization of                 86,465         89,695
    $42,116 at July 31, 1999 and $39,101 at January 30, 1999

Other assets                                                                 9,850         11,922
                                                                         ---------      ---------

TOTAL ASSETS                                                             $ 353,828      $ 362,101
                                                                         =========      =========




See accompanying notes.

                                  FURON COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                   July 31,     January 30,
In thousands, except share data                                      1999          1999
-------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $  25,117      $  26,130
     Salaries, wages and related benefits payable                    13,047         14,046
     Current portion of long-term debt                                  443            566
     Accrued interest payable                                         4,343          4,373
     Facility rationalization and severance                           5,446          6,554
     Other current liabilities                                       11,568         14,649
                                                                  ---------      ---------

Total current liabilities                                            59,964         66,318
Long-term debt                                                      132,374        144,707
Other long-term liabilities                                          26,246         26,091
Deferred income taxes                                                19,332         20,378
Commitments and contingencies                                            --             --

Shareholders' equity:

     Preferred stock without par value, 2,000,000 shares
         authorized, none issued or outstanding                          --             --

     Common stock without par value, 30,000,000 shares
         authorized, 18,503,702 shares issued and outstanding
         at July 31, 1999 and 18,421,080 at January 30, 1999         43,832         42,806

     Employee Benefit Trust shares                                   (2,373)        (1,444)
     Accumulated other comprehensive income                          (3,367)        (1,691)
     Unearned ESOP shares                                            (1,983)        (2,560)
     Unearned compensation                                              (93)          (124)
     Retained earnings                                               79,896         67,620
                                                                  ---------      ---------

Total shareholders' equity                                          115,912        104,607
                                                                  ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 353,828      $ 362,101
                                                                  =========      =========





See accompanying notes.

                                  FURON COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three months ended             Six months ended
                                                 ------------------------------------------------------
                                                  July 31,      August 1,       July 31,      August 1,
In thousands, except per share amounts              1999          1998           1999           1998
-------------------------------------------------------------------------------------------------------
Net sales                                        $ 117,221      $ 125,046      $ 238,658      $ 244,851
Cost of sales                                       79,872         84,849        162,334        167,388
                                                 ---------      ---------      ---------      ---------
Gross profit                                        37,349         40,197         76,324         77,463

Selling, general and administrative expenses        26,267         29,271         54,249         56,832
Other (income), expense                             (1,105)          (971)        (1,678)        (2,109)
Interest expense, net                                2,901          3,262          5,867          6,194
                                                 ---------      ---------      ---------      ---------

Income before income taxes                           9,286          8,635         17,886         16,546
Provision for income taxes                           2,210          2,720          4,919          5,212
                                                 ---------      ---------      ---------      ---------

Net Income                                       $   7,076      $   5,915      $  12,967      $  11,334
                                                 =========      =========      =========      =========

Basic income per share                           $    0.39      $    0.33      $    0.71      $    0.63
                                                 =========      =========      =========      =========

Diluted income per share                         $    0.38      $    0.32      $    0.70      $    0.61
                                                 =========      =========      =========      =========

Cash dividends per share                         $    0.03      $    0.03      $    0.06      $    0.06
                                                 =========      =========      =========      =========



See accompanying notes.

                                  FURON COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Three months ended            Six months ended
                                                                   ------------------------------------------------------
                                                                     July 31,      August 1,     July 31,       August 1,
In thousands                                                           1999          1998          1999           1998
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                         $   7,076      $   5,915      $  12,967      $  11,334
Adjustments to reconcile net income to cash provided by
  operating activities:
      Depreciation                                                     4,793          4,331          9,207          8,604
      Amortization                                                     1,518          1,633          3,046          3,161
      Provision for losses on accounts receivable                         75             70             94            140
      Deferred income taxes                                              911             (5)         1,131           (374)
      (Gain) loss on sale of assets                                      (38)            40             (6)           102
Working capital changes, net of acquisitions and disposals:
      Accounts receivable                                              1,193           (267)         9,163          1,523
      Inventories                                                     (4,554)         1,386         (6,956)        (1,678)
      Accounts payable and accrued liabilities                         2,987           (431)        (2,011)        (4,844)
      Income taxes payable, recoverable                               (3,406)           412            632           (152)
      Other current assets and liabilities, net                        1,617          3,907         (2,711)         2,630
Changes in other long-term operating assets and liabilities              157           (412)           (87)          (324)
                                                                   ---------      ---------      ---------      ---------
           Net cash provided by operating activities                  12,329         16,579         24,469         20,122

INVESTING ACTIVITIES
      Acquisition of businesses, net of cash acquired                     --        (14,339)            --        (11,417)
      Purchases of property, plant and equipment                      (3,792)        (4,744)        (7,913)        (9,910)
      Proceeds from sale of businesses                                     6            276             15            281
      Proceeds from sale of equipment                                      8             70             27            110
      Decrease in note receivable                                        (38)           776           (353)           170
                                                                   ---------      ---------      ---------      ---------
           Net cash used in investing activities                      (3,816)       (17,961)        (8,224)       (20,766)

FINANCING ACTIVITIES
      Proceeds from long-term debt                                         6         14,000            147        148,194
      Principal payments on long-term debt                            (6,301)       (13,672)       (12,360)      (138,013)
      Deferred debt costs                                                 (2)          (246)            (2)        (4,164)
      Employee benefit trust funding                                    (342)          (342)          (684)        (1,642)
      Proceeds, net of cancellations, from issuance of
           common stock                                                  683             16            959            153
      Principal payments received from loan to ESOP                      576            599            576            599
      Dividends paid on common stock                                    (555)          (549)        (1,108)        (1,098)
                                                                   ---------      ---------      ---------      ---------
           Net cash provided by (used in) financing activities        (5,935)          (194)       (12,472)         4,029

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  349             48         (2,204)           492
                                                                   ---------      ---------      ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       2,927         (1,528)         1,569          3,877

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          --          5,405          1,358             --
                                                                   ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   2,927      $   3,877      $   2,927      $   3,877
                                                                   =========      =========      =========      =========


See accompanying notes.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                   (Unaudited)

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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the financial position of the Company as of July 31, 1999, and the results of operations and cash flows for the three and six months ended July 31, 1999 and August 1, 1998. Results of the Company's operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       INVENTORIES

         Inventories, stated at the lower of cost (first-in, first-out) or market, are summarized as follows:

                                      July 31,   January 30,
In thousands                           1999         1999
------------------------------------------------------------

Raw materials and purchased parts     $22,945     $21,388
Work-in-process                        14,237      12,211
Finished goods                         23,424      20,051
                                      -------     -------
                                      $60,606     $53,650
                                      =======     =======


3.       INTANGIBLES

         Intangible assets, primarily acquired in business combinations, net of accumulated amortization, are summarized as follows:


                           July 31,   January 30,
In thousands                 1999        1999
-------------------------------------------------
Goodwill                    $62,325     $64,297
Other intangible assets      24,140      25,398
                            -------     -------
                            $86,465     $89,695
                            =======     =======

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                   (Unaudited)

4.       LONG-TERM DEBT

         Long-term debt is summarized as follows:

                                       July 31,    January 30,
In thousands                            1999          1999
------------------------------------------------------------
Senior Subordinated Notes              $125,000     $125,000
Loans under bank credit agreements        4,000       16,000
      due through fiscal 2002
Industrial Revenue Bonds                  3,400        3,600
Other                                       417          673
                                       --------     --------
Total long-term debt                    132,817      145,273
Less current portion                        443          566
                                       --------     --------

Due after one year                     $132,374     $144,707
                                       ========     ========



         For the three and six months ended July 31, 1999, the weighted average interest rate on the loans under the credit facility agreement was 5.5% and 5.5%, respectively.

         Interest paid for the three and six months ended July 31, 1999 was $0.3 million and $5.7 million, respectively. Interest paid for the three and six months ended August 1, 1998 was $0.6 million and $2.6 million, respectively.

5.       INCOME TAXES

         The Company's effective tax rate for the three and six months ended July 31, 1999 was 23.8% and 27.5%, respectively and 31.5% for the same periods in the prior year. The lower effective tax rates in the current year are primarily due to lower foreign income taxes resulting from the reorganization of foreign entities.

         Income taxes paid for the three and six months ended July 31, 1999 were $3.7 million and $3.9 million, respectively. Income taxes paid for the three and six months ended August 1, 1998 were $2.8 million and $4.9 million, respectively.

6.       CONTINGENCIES

         At July 31, 1999, the Company had approximately $6.6 million of foreign currency hedge contracts outstanding consisting of over-the-counter forward contracts. Net unrealized losses from hedging activities were not material as of July 31, 1999.

         At July 31, 1999, the Company is obligated under irrevocable letters of credit totaling $5.8 million.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                   (Unaudited)

6.       CONTINGENCIES (CONTINUED)

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

         As of July 31, 1999, the Company's reserves for environmental matters totaled approximately $1.5 million. The Company or one or more of its subsidiaries is currently involved in environmental investigation or remediation directly or as an EPA-named potentially responsible party or private cost recovery/contribution action defendant at various sites, including certain "superfund" waste disposal sites. While neither the timing nor the amount of the ultimate costs associated with these matters can be determined with certainty, based on information currently available to the Company, including investigations to determine the nature of the potential liability, the estimated amount of investigation and remedial costs expected to be incurred and other factors, the Company presently believes that its current environmental reserves should be sufficient to cover most, if not all, of the Company's aggregate liability for these matters and, while no assurance can be given, it does not expect them to have a material adverse effect on its consolidated financial position or results of operations. The actual costs to be incurred by the Company at each site will depend on a number of factors, including one or more of the following: the final delineation of contamination; the final determination of the remedial action required; negotiations with governmental agencies with respect to cleanup levels; changes in regulatory requirements; innovations in investigatory and remedial technology; effectiveness of remedial technologies employed; and the ultimate ability to pay of any other responsible parties.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                   (Unaudited)

7.       SHAREHOLDERS' EQUITY

         Earnings Per Share


         The calculation of earnings per share is presented below:

                                                 Three Months Ended              Six Months Ended
                                            -----------------------------------------------------------

In thousands, except share and per share      July 31,       August 1,       July 31,        August 1,
amounts                                         1999           1998            1999            1998
-------------------------------------------------------------------------------------------------------
Net income                                  $     7,076     $     5,915     $    12,967     $    11,334
                                            ===========     ===========     ===========     ===========
Weighted average shares outstanding for
      basic income per share                 18,171,784      18,013,968      18,157,100      18,023,521
                                            -----------     -----------     -----------     -----------
Effect of dilutive securities:
Employee stock options and awards               558,234         545,999         484,584         603,771
                                            -----------     -----------     -----------     -----------
Weighted average shares outstanding for
     diluted income per share                18,730,018      18,559,967      18,641,684      18,627,292
                                            -----------     -----------     -----------     -----------
Basic income per share                      $      0.39     $      0.33     $      0.71     $      0.63
                                            ===========     ===========     ===========     ===========
Diluted income per share                    $      0.38     $      0.32     $      0.70     $      0.61
                                            ===========     ===========     ===========     ===========



         Employee Benefits Trust

         On March 24, 1998, the Company entered into an Employee Benefits Trust (the "Trust") with Wachovia Bank, N.A., Trustee. The Trust was established to provide a source of funds to assist the Company in meeting obligations under various employee benefit plans. During the six months ended July 31, 1999, the Company contributed approximately $0.7 million to the Trust to purchase shares of the Company's common stock on the open market. During the first six months of fiscal year 2000, the Trust purchased 44,257 shares of common stock at an average cost of $15.63 per share (140,341 shares held at July 31, 1999). Also, during the first quarter of fiscal year 2000, the Trust released 14,219 shares of common stock to plan participants in connection with the annual incentive plan awards.

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                   (Unaudited)

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

         The components of comprehensive income, net of related tax, are as follows:

                                              Three Months Ended           Six Months Ended
                                             -------------------------------------------------
                                             July 31,     August 1,     July 31,      August 1,
In thousands                                   1999         1998          1999          1998
----------------------------------------------------------------------------------------------
Net income                                   $  7,076     $  5,915      $ 12,967      $ 11,334
Foreign currency translation adjustments          296         (190)       (1,676)          576
                                             --------     --------      --------      --------
Comprehensive income                         $  7,372     $  5,725      $ 11,291      $ 11,910
                                             ========     ========      ========      ========

                                  FURON COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                   (Unaudited)

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

         Sales, operating profit, interest expense, net and identifiable assets are set forth in the following table:


                                                       Commercial           Medical
      In thousands                                      Products         Device Products     Adjustments        Consolidated
      ----------------------------------------------------------------------------------------------------------------------
      Three months ended July 31, 1999:
      -----------------------------------
         Sales to unaffiliated customers                $ 92,035            $ 25,186                              $ 117,221
         Operating profit                                  9,979               1,103                                 11,082
         Interest expense, net                                --                  --            $ 2,901               2,901
         Identifiable assets                             211,920             141,908                                353,828

      Six months ended July 31, 1999:
      -----------------------------------
         Sales to unaffiliated customers               $ 185,411            $ 53,247                              $ 238,658
         Operating profit                                 17,952               4,123                                 22,075
         Interest expense, net                                --                  --            $ 5,867               5,867
         Identifiable assets                             211,920             141,908                                353,828

      Three months ended August 1, 1998:
      -----------------------------------
         Sales to unaffiliated customers                $ 96,544            $ 28,502                              $ 125,046
         Operating profit                                  8,731               2,195                                 10,926
         Interest expense, net                                --                  --            $ 3,262               3,262
         Identifiable assets                             216,710             151,988                                368,698

      Six months ended August 1, 1998:
      -----------------------------------
         Sales to unaffiliated customers               $ 194,518            $ 50,333                              $ 244,851
         Operating profit                                 18,323               2,308                                 20,631
         Interest expense, net                                --                  --            $ 6,194               6,194
         Identifiable assets                             216,710             151,988                                368,698


10.      SUBSEQUENT EVENT

         During March 1999, the Company announced that it was exploring strategic alternatives for the Company's Dekoron wire and cable business unit, including its possible sale. Refer to Note 13 of the "Notes to Consolidated Financial Statements" of the Company's 1999 Annual Report on Form 10-K.

         On September 2, 1999, the Company announced that it had signed a definitive agreement to sell its Dekoron wire and cable business unit, including the products sold under the Dekoron and Unitherm brands, to Cable USA, Inc., a member of the Marmon group of companies. The sale is expected to be completed during the quarter ending October 30, 1999. Terms of the transaction were not disclosed. For the fiscal year ended January 30, 1999, the Dekoron wire and cable business unit had net sales of approximately $29 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis is based upon and should be read in conjunction with the historical consolidated financial statements of the Company and related notes thereto. The Company's fiscal 2000 second quarter ended July 31, 1999 and fiscal 1999 second quarter ended August 1, 1998. The fiscal 2000 and 1999 quarters each consisted of 13 weeks.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED WITH FISCAL 1999

Net Sales. Consolidated net sales for the second quarter and first half of fiscal 2000 of $117.2 million and $238.7 million represents a decrease of 6.3% and 2.5%, respectively, over the same periods of the prior year. This was the net result of continued softness in demand for commercial products, and a slow down for medical device products in the second quarter from the first quarter pace of fiscal 2000.

Gross Profit. Gross profit as a percentage of sales for the second quarter and first half of fiscal 2000 was down 0.2% and up 0.4% from the same periods of the prior year to 31.9% and 32.0%, respectively. Despite lower volumes, the favorable impact of continued productivity improvements and cost containment along with a favorable product mix in the commercial segment were more than offset by weaker margins in the medical segment resulting from unfavorable volume and product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales, for the second quarter and first half fiscal 2000, were 22.4% and 22.7%, down from 23.4% and 23.2%, respectively, from the same periods a year ago. In terms of dollars, the decrease in selling, general and administrative expenses is mainly the net result of lower general and administrative expenses in several categories, including lower labor and incentive compensation, amortization, depreciation, and travel expenses, which were partially offset by higher outside services expense. Research and development expenses of $3.3 million and $6.7 million for the second quarter and first half fiscal 2000, respectively, decreased $0.2 million and $0.6 million, or 4.4% and 7.7%, from the same periods the prior year. The decrease in research and development expenses was primarily due to lower labor expense, and a reclassification of certain expenses to selling expense.

Other Income, Expense. Other income, of $1.1 million and $1.7 million for the second quarter and first half of fiscal 2000, respectively, increased $0.1 million and decreased $0.4 million over the same periods of the prior year. The decrease primarily resulted from a legal settlement included in the prior year, that was not repeated this year. Somewhat offsetting this was increased royalties income and a reduction in foreign exchange transaction losses in both periods of the current year over prior year periods.

Interest Expense, Net. Interest expense, net, of $2.9 million and $5.9 million for the second quarter and first half fiscal 2000 decreased by $0.4 million and $0.3 million from the same periods the prior year, primarily as a result of decreases in the Company's outstanding debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Income Before Income Taxes. Pretax results of operations improved by 7.5% to $9.3 million and 8.1% to $17.9 million for the second quarter and first half of fiscal 2000 over the same periods a year ago. This improvement was achieved despite a decrease in volumes, primarily due to the impact of continued productivity improvements and cost containment actions in the commercial segment and lower operating and interest expense, somewhat offset by softer margins in the medical segment reflecting unfavorable product mix and volume.

Provision for Income Taxes. The Company's effective tax rate for the three and six months ended July 31, 1999 was 23.8% and 27.5%, respectively, and 31.5% for the same periods in the prior year. The lower effective tax rates in the current year are primarily due to lower foreign income taxes resulting from the reorganization of foreign entities.

SEGMENT RESULTS

A discussion of the operations of the business segments follows. The Company operates in two business segments: Commercial Products, including highly engineered seals and bearings, fluid handling components, tapes, films and coated fabrics, hose and tubing, wire and cable, and plastic formed components; and Medical Device Products, including critical care products and infusion systems for medical and surgical applications. For additional financial information about industry segments, see Note 9 of the "Notes to Consolidated Financial Statements" contained herein.

COMMERCIAL PRODUCTS

                      Three Months Ended         Six Months Ended
                     July 31,     August 1,    July 31,    August 1,
In thousands           1999         1998         1999        1998
--------------------------------------------------------------------
Sales                $ 92,035     $ 96,544     $185,411     $194,518
Operating profit        9,979        8,731       17,952       18,323


Net Sales. Commercial net sales for the second quarter and first half of fiscal 2000 decreased $4.5 million, and $9.1 million or 4.7% over the same periods of the prior year. Domestically, sales to heavy-duty truck, semiconductor, telecommunications, coating and laminating and industrial machinery markets were particularly strong during the current quarter compared to the same period of the prior year. Continued softness in the industrial processing market, impacted primarily by the lack of major capital projects due to low global oil prices, and commercial aircraft and material technology markets contributed to lower shipments for the second quarter and first half fiscal 2000 over the same periods of the prior year. Demand in Europe weakened during the current quarter, resulting in decreased dollar net sales of 18.3% (a 14.7% decrease after removing the effect of foreign currency exchange rate changes) over the same period the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Gross Profit. The gross profit margin for the second quarter and first half of fiscal 2000 was 30.5% and 30.0%, respectively, an increase from 29.8%, over same periods of the prior year. This was a net result of lower material costs and improved direct labor productivity, partially offset by slight increase in fixed overhead.

Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales decreased 1.1% to 19.7% and remained flat, respectively, for the quarter and first half of fiscal 2000 from the same periods of the prior year. Lower general and administrative expenses in several categories, including lower labor and incentive compensation, amortization, depreciation, and travel expense, were partially offset by higher outside services expenditures.

Operating Profit. Operating profit, increased 14.3% to $10.0 million and decreased 2.0% to $18.0 million for the second quarter and first half ended July 31, 1999 from the same periods of the prior year. The improvement in profitability reflects improved margins, on lower volumes and reduced operating expenses.

MEDICAL DEVICE PRODUCTS

                     Three Months Ended       Six Months Ended
                     July 31,   August 1,   July 31,    August 1,
In thousands          1999        1998        1999        1998
----------------------------------------------------------------
Sales                $25,186     $28,502     $53,247     $50,333
Operating profit       1,103       2,195       4,123       2,308


Net Sales. Net sales for the second quarter and first half fiscal 2000 decreased $3.3 million, or 11.6% and increased $2.9 million or 5.8%, respectively, over the same periods of the prior year. Domestically, new product introduction and delivery delays and pricing pressures particularly in fluid and drug, and vascular access product lines contributed to the lower volumes. Pressure monitoring sales increased as the LogiCal reusable pressure transducer continues to be successful as the market recognizes the benefits of this product. Current fiscal year first half sales exceeded the same period of the prior year, primarily due to increased demand in the pressure monitoring product line. Current quarter sales in Europe decreased 13%, primarily as a result of the loss of a major account and pricing pressures in Germany. The impact on sales of unfavorable foreign exchange fluctuations was minimal for the second quarter and first half of fiscal 2000.

Gross Profit. The gross profit margin for the quarter ended July 31, 1999 was 36.7% as compared to 40.0% for the same period of the prior year. Lower volumes impact on overhead and pricing were chiefly responsible. Gross profit margin for the first half ended July 31, 1999 was 38.7% as compared to 38.8% for the same period of the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses. SG&A expenses as a percentage of net sales for the second quarter and first half of fiscal 2000, were 32.3% and 31.0%, respectively. This represents a real dollar improvement over the 32.3% and 34.2% for the quarter and first half of fiscal 1999, respectively. This is the net result of lower general and administrative headcount and associated employee related expenses, somewhat offset by higher selling expenses.

Operating Profit. Operating profit, decreased 49.8% to $1.1 million and improved 78.6% to $4.1 million, respectively, for the quarter and first half of fiscal 2000 from the same periods of the prior year. For the quarter, this reflects the unfavorable impact of lower volumes and pricing pressures, slightly offset by lower operating expenses. The first half reflects the favorable impact on margins of higher volumes, further assisted by decreased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong at July 31, 1999. The ratio of current assets to current liabilities was 2.5 to 1.0, an improvement from 2.3 to
1.0 at January 30, 1999. Net working capital of $90.7 million increased by $5.2 million from January 30, 1999.

Cash Provided by Operating Activities. Cash provided by operations for the second quarter and first half of fiscal 2000 was $12.3 million and $24.5 million, respectively, compared with $16.6 million and $20.1 million provided in the same periods of the prior year. The increase in the first half of fiscal 2000 compared with the first half of fiscal 1999 is primarily the result of increased net income of $1.6 million, net sources of cash from changes in working capital and a source of cash from deferred income taxes of $1.5 million due to the realization of reserve accounts.

Cash Used in Investing Activities. Cash used in investing activities for the second quarter and first half of fiscal 2000 was $3.8 million and $8.2 million, respectively, compared with $18.0 million and $20.8 million used in the same periods of the prior year. This change was due primarily to the acquisition of Corotec GmbH during April 1998 and lower capital expenditures in both the second quarter and first half of fiscal 2000 compared to the same periods of the prior year. Cash used in investing activities for the first half of fiscal 1999 included cash balances of $3.0 million obtained in the Corotec acquisition. During the first half of fiscal 2000, the Company invested $7.9 million in renovation of existing facilities, leasehold improvements and the replacement of existing equipment. Capital expenditures for the first half of fiscal 2000 decreased $2.0 million from $9.9 million in the first half of fiscal 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

         o    Inventory and Assessment. Completed.

         o    Remediation and Validation. Completed.

         o Contingency Planning. Completed, although the plan may be modified or further refined over the balance of the year. The plan currently includes provisions for (1) European system backup and redundant U.S. system backups on December 31, 1999 at two separate locations, (2) manual systems that do not rely on computers and
              (3) "swat" teams which starting Saturday, January 1, 2000, will be either at each site or on standby and who will be selectively re-testing mission critical items. The Company also has designated Monday, January 3, 2000, as one of its New Year's holidays to provide additional time for the swat teams to remediate potential Y2K failures.

         NON-INFORMATION TECHNOLOGY SYSTEMS AND EQUIPMENT

         The status of the Company's Program with respect to its "Non-Information Technology Systems and Equipment" (i.e., all of its systems and equipment which are not "Information Technology Systems and Equipment, including: machinery and equipment used in the research, development, testing, servicing or production of its products; elevators; plant heating, cooling and other non-IT systems; emissions and other pollution control systems; fire; security systems; etc.) is as follows:

         o    Inventory and Assessment. Completed.

         o    Remediation and Validation. Completed.

         o Contingency Planning. Completed, although the plan may be modified or further refined over the balance of the year. The plan currently includes provisions similar to those for the Information Technology Systems and Equipment.

         SUPPLIERS

         The status of the Company's Program with respect to its "Suppliers" (i.e., all third party raw material and other suppliers, vendors, utilities (electric, water, trash, gas, etc.), telecommunication providers, transportation services, and other non-governmental third parties upon whose products or services the Company depends to conduct its business (excluding distributors and independent sales representatives which are discussed below)) is as follows:

         o Inventory and Assessment. The Company has identified all of its mission critical Suppliers and requested Y2K compliance assurances from each of them. Over 80% have stated they expect to be Y2K compliant at varying times prior to January 1, 2000, with over 80% of those Suppliers indicating they are currently compliant. The Company is following up with all of those who have not responded or indicated an expected compliance date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

         o Remediation and Validation. So far, none of the Company's mission critical Suppliers have stated they will not be Y2K compliant. The Company has performed a subjective risk assessment of its mission critical Suppliers (excluding utilities and telecommunication providers) who are sole or limited source, are thinly capitalized, have indicated a stated Y2K compliance date later than June 30, 1999, or have not stated they will be Y2K compliant by December 31, 1999. Based on that assessment, the Company selectively audited those that it believes pose the greatest risk.

         o Contingency Planning. The Company has developed a preliminary written contingency plan for all of its mission critical raw material Suppliers and for each of its other mission critical Suppliers which it believes poses a significant risk. The Company expects to refine and finalize the plan over the balance of the year, especially with respect to those Suppliers that it believes pose a significant risk. For those who are raw material Suppliers, the contingency plan currently involves the stockpiling in the months before January 1, 2000 of levels of raw material subjectively determined by the Company in light of the degree of perceived risk. Depending on the circumstances, other raw material and service Supplier contingencies may include using other compliant Suppliers or raw materials/services which are already qualified as secondary sources or qualifying new material/services from existing or new compliant Suppliers. The Company also has developed contingency plans for isolated Y2K failures of its utilities or telecommunication providers, which in addition to the items described above for the Company's systems and equipment, currently primarily involve identifying alternative sources, if possible. However, the Company does not intend to develop or implement further contingency plans for extended or widespread local, regional or national utility, telecommunication or similar provider failures. The Company believes that even if it is possible to develop effective plans for those risks, they would require significant expenditures that, in the Company's view, are not warranted in light of the perceived risk and potential benefits.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

         CUSTOMERS

         The Company is in the process of determining the state of Y2K readiness of customers representing over half of its annual net sales for each of its segments. For those that are public companies, the Company is reviewing their public filings to determine their state of readiness. The Company also intends to survey certain of its key customers directly to determine their state of Y2K readiness. The Company expects to complete this assessment by December 31, 1999. For the year ended January 30, 1999, no single customer accounted for more than 4% or 8%, respectively, of the Company's net sales of Commercial and Medical Device products.

         COSTS

         The Company estimates that to date it has directly incurred the following costs to address the Y2K Problem: (1) approximately $260,000 of capital expenditures and other out-of-pockets costs; (2) an undetermined amount for internal time; and (3) miscellaneous communications (postage, fax, etc.) and other immaterial costs. In addition, the Company expended approximately $9 million between 1994 and 1998 replacing Information Technology Systems and Equipment with systems and equipment that are Y2K compliant and has expended approximately $1.7 million, and expects to have recurring operating costs of approximately $1.1 million per year, to lease upgraded personal computers. However, these latter expenditures and operating costs were scheduled to occur without regard to the Y2K Problem or the Company's Program.

         RISKS

         The Company owns a small business in England with annual sales of less than $10 million (the "Business"), which the Company was in negotiations to divest prior to year end. As a result the Business was not previously included in the Company's Y2K Readiness Program. Since it now appears that the divestiture will not be completed before year end, the Company has added the Business to its Y2K Program, and the Company is in the process of determining the Y2K status of the Business. None of the products manufactured by the Business are date/time sensitive. The Company expects to complete the three phases of Y2K review and remediation described above with respect to the Business by year end, and does not anticipate that costs associated with remediating identified problems will be material. The description of the Company's Y2K readiness set forth above does not include the Business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

         The Company believes that the most significant Y2K-related risks it faces include (1) unanticipated Supplier failures, especially involving breakdowns of utilities, transportation, telecommunications and similar services, (2) foreign or domestic customs failures, (3) other foreign or domestic government failures, (4) failures of foreign or domestic banking or financial systems, (5) any other failures beyond our reasonable control and (6) unanticipated failures on our part to address Y2K-related issues. The most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from production and shipping delays caused by Y2K-related disruptions and the potential costs of related legal proceedings. The degree of sales loss and associated costs would likely depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. However, subject to the risks and other cautionary statements noted above and elsewhere in this document, at this time the Company does not anticipate that the Y2K Problem will have a material adverse effect on the Company's business, financial condition or results of operation, although no assurance to that effect can be given.

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

Transition to the euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. The increased price transparency resulting from the use of a single currency may affect the ability of the Company to price its products differently in the various European markets. For the six months ended July 31, 1999, approximately 15% of the Company's net sales were made to countries that have agreed to adopt the euro as their currency. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the euro, as well as conversion of bank accounts and other treasury and cash management activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The market risk disclosures set forth in the Company's 1999 Annual Report on Form 10-K have not changed significantly through the six months ended July 31, 1999.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The Annual Meeting of the Shareholders of the registrant was held on June 8, 1999. The following matters were voted upon and approved at the meeting:


                                                             Votes Cast
                                                 -----------------------------------
                                                                                                         Broker
                       Matter                       For          Against     Withheld    Abstentions    Nonvotes
----------------------------------------------   ----------      -------     --------    -----------    --------
1.  Election of Class III Directors:

         J. Michael Hagan...................     15,858,124           --      156,395             --          --
         Peter Churm........................     15,855,717           --      158,802             --          --
         William D. Cvengros................     15,858,130           --      156,389             --          --

2.  Ratification of the Appointment of
     Ernst & Young LLP as the
     Company's Independent Auditors
     for the Fiscal Year Ending
     January 29, 2000.......................     15,184,763       26,317           --        803,439          --




ITEM 5.       OTHER INFORMATION.

              Not applicable.

                     ---------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.3A* Amendment 1999-3 to Supplemental Executive Retirement
                Plan

         27     Financial Data Schedule.

(b)      Reports on Form 8-K:

                None





* A management contract or compensatory plan or agreement.

                               -------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FURON COMPANY

                                   REGISTRANT

                         ------------------------------



/S/ MONTY A. HOUDESHELL                              /S/ DAVID L. MASCARIN
---------------------------------------              ---------------------------
Monty A. Houdeshell                                  David L. Mascarin
Vice President, Chief Financial Officer              Controller






September 3, 1999

                                 EXHIBIT INDEX
                                 -------------


   Exhibit
   Number           Description
   -------          -----------

   10.3A*           Amendment 1999-3 to Supplemental Executive Retirement
                    Plan

   27               Financial Data Schedule.